Form 10-Q
period 2017-03-31
XTribe P.L.C.
filed 2017-06-28
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to

XTRIBE P.L.C.

(Exact name of small business issuer as specified in its charter)

England and Wales	333-214799	Not Applicable
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1st floor

Victory House, 99-101

Regent Street

W1B4EZ London

United Kingdom

(Address of principal executive offices) (Zip code)

Issuer’s telephone number +44020 32140420

Securities registered under Section 12(g) of the Exchange Act:

Ordinary Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [  ] No

There were 9,000,000 shares outstanding of registrant’s Ordinary Shares as of June 28, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$180,293	$427,777
Other receivable	262,196	322,581

TOTAL CURRENT ASSETS	442,489	750,358

SOFTWARE
Software, net of accumulated amortization of $41,923 and $37,401	34,301	37,401

TOTAL ASSETS	$476,790	$787,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,842	$157,061
Loans payable - shareholders	798,360	783,480

TOTAL CURRENT LIABILITIES	846,201	940,541

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.034 par value; unlimited shares authorized; 9,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	306,000	306,000

Additional paid in capital	672,164	672,164

Accumulated deficit	(1,389,847)	(1,178,017)

Accumulated other comprehensive income	42,271	47,071

SHAREHOLDERS’ DEFICIT	(369,412)	(152,782)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$476,790	$787,759

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

SALES	$-	$-

OPERATING EXPENSES
General and administrative	61,806	138,252
Sales and marketing	45,823	18,568
Research and development	104,201	45,695
Total operating expenses	211,830	202,515

NET OPERATING LOSS	(211,830)	(202,515)

OTHER INCOME
Interest income	-	15
	-	15

NET LOSS	$(211,830)	$(202,500)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,000,000	8,680,819

See the accompanying notes to the condensed consolidated financial statements.

F-2

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

NET LOSS	$(211,830)	$(202,500)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(4,800)	(10,462)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(4,800)	(10,462)

COMPREHENSIVE LOSS	$(216,630)	$(212,962)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2017

	Ordinary				Accumulated
	Shares		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance December 31, 2016 (Audited)	9,000,000	$306,000	$672,164	$(1,178,017)	$47,071	$(152,782)

Net loss	-	-	-	(211,830)	-	(211,830)
Cumulative translation adjustment	-	-	-	-	(4,800)	(4,800)

Balance March 31, 2017 (Unaudited)	9,000,000	$306,000	$672,164	$(1,389,847)	$42,271	$(369,412)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(211,830)	$(202,500)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,776	3,947

Increase in assets
Other receivable	65,892	-
Increase(decrease) in liabilities
Accounts payable and accrued expenses	(121,065)	4,656

Net cash used in operating activities	(263,226)	(193,897)

EFFECT OF EXCHANGE RATE ON CASH	15,742	3,767

NET DECREASE IN CASH AND CASH EQUIVALENTS	(247,484)	(190,130)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	427,777	201,603

CASH AND CASH EQUIVALENTS - END OF PERIOD	$180,293	$11,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Ordinary shares subscription receivable	$-	$-

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

XTRIBE P.L.C. was originally registered as a private limited company in the United Kingdom as MEC FOOD (UK) LTD on December 12, 2011. On May 12, 2014, MEC FOOD (UK) changed its name to XTRIBE Limited. On April 30, 2016, the XTRIBE Limited was registered as a public limited company and changed its name to XTRIBE P.L.C.

On March 17, 2017, XTRIBE, P.L.C. formed a wholly owned subsidiary, XTRIBE USA Corp. in the State of Delaware. This corporation will be responsible for operations in the United States. It has not commenced operations as of March 31, 2017.

XTRIBE P.L.C. and XTRIBE USA Corp. are collectively referred to as the “Company.”

The Company has developed a free smartphone application which allows the user to sell, buy, swap and rent objects and services utilizing an active geolocation tool which locates all potential customers within any specified geographic target. Transactions can be completed without any intermediary, directly between the party and counter-party, without any commissions or third-party payments. Users have the option of customizing the app to best promote commerce. The Company derives revenues by its B2B division, XTRIBE Store. The XTRIBE application is available for Apple and Android devices and can be easily downloaded for free to a user’s mobile device. Once installed, the user establishes a free account and can immediately transact and communicate with other users.

The Company’s principal office is located in London, England.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s Registration Statement (amendment no.5) as filed on May 3, 2017 which became effective on May 10, 2017. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2017 and its results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

Recapitalization

On April 30, 2016, the Board of Directors approved and adopted a 21.1:1 recapitalization. The accompanying financial statements and notes to the financial statements give retroactive effect to the recapitalization for all periods presented unless otherwise specified.

On November 3, 2016, the Board of Directors approved and adopted a 36:1 recapitalization and a reduction in the par value of the ordinary shares from $1.00 to $0.034. The accompanying financial statements and notes to the financial statements give retroactive effect to the recapitalization for all periods presented unless otherwise specified.

Comprehensive Loss

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income (loss), consisting of a foreign translation adjustment.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The management makes the estimates based on its knowledge about current events and expectations about actions that it may undertake in the future. Actual results could differ materially from these estimates.

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”), while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction loss of $6,097 for the three months ended March 31, 2017 and foreign transaction gain of $10,388 for the three months ended March 31, 2016.

The reporting currency of the Company is the United States (U.S.) dollar. The financial statements in functional currency are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders’ equity.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $36,808 and $7,405 for the three months ended March 31, 2017 and 2016, and are included in sales and marketing expenses.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for each of the three months presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three months ended March 31, 2017 and 2016 were $104,201 and $45,695.

Software development costs that were incurred during the three months ended March 31, 2017 and 2016, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of March 31, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through October 2017.

NOTE 3 – LOANS PAYABLE – SHAREHOLDERS

The loans are interest-free and unsecured with no formal repayment terms and the change in balance as of March 31, 2017 compared to December 31, 2016 relates to the change in the foreign exchange rate.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On March 31, 2017, the Company entered into a month to month consulting agreement through August 31, 2017, whereby the consultant will receive a fee of $20,000 per month plus expenses for management consulting services.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2017, and there was no accrual for uncertain tax positions as of March 31, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – OPERATING LEASES

As of March 31, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Financial Officer has a material interest. As of March 31, 2017 and December 31, 2016, this company was owed $0 and $18,964. During the three months ended March 31, 2017 and 2016, the Company paid $37,225 and $26,685 to this company.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of March 31, 2017 and December 31, 2016, the balance of the loans was $198,235 and $194,540, the change resulting from the foreign currency translation.

As of March 31, 2017 and December 31, 2016, the Company owed $53,679 and $52,678 to one of the shareholders who is also the Chief Financial Officer of the Company.

NOTE 8 – SUBSEQUENT EVENTS

Following the close of the period, the Company sold 100,000 ordinary shares for $600,000 and has withdrawn $198,196 from its subscription escrow account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding XTribe P.L.C. (the “Company” or “XTribe”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form S-1 registration statement and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

Overview

The Company was originally registered as a private limited company in the United Kingdom as MEC FOOD (UK) LTD on December 12, 2011. On May 12, 2014, the Company changed its name to XTRIBE Limited. On April 30, 2016, the Company was registered as a public limited company and changed its name to XTRIBE P.L.C. The Company has developed a free smartphone application which allows the user to sell, buy, swap and rent objects and services utilizing an active geolocation tool which locates all potential customers within any specified geographic target. Transactions can be completed without any intermediary, directly between party and counter-party, without any commissions or third-party payments. Users have the option of customizing the app to best promote commerce. The Company derives revenues by its B2B division, XTRIBE Store. The XTRIBE application is available for Apple and Android devices and can be easily downloaded for free to a user’s mobile device. Once installed, the user establishes a free account and can immediately transact and communicate with other users.

To date we have not generated material revenues. Commencing in 2017, we expect to generate revenue streams through the use of our fully developed and operational application by its registered users. The Company is currently only operating in Italy, but plans to expand its operations to the United States and other selected markets in the next 12-24 months.

As of March 31, 2017, the Company had $180,293 cash on hand which management believes is sufficient to fund expenses of operation through October 2017. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

Strategic Outlook

We believe that the connectivity between by buyers and sellers, the geolocation attributes, and the multilingual capabilities of our application will provide the source for our success in a currently underutilized market.

4

As our registered user base grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our application. Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended March 31, 2017 and 2016. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2017 and 2016, we have not generated any sales. For the three months ended March 31, 2017 and 2016, we had a net loss of $211,830 and $202,500.

General and Administrative Expenses

General and administrative expenses decreased by $76,446 to $61,806 for the three months ended March 31, 2017 from $138,252 for the three months ended March 31, 2016. The decrease resulted primarily from decreases in consulting costs.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 were $45,823 as compared to $18,568 for the three months ended March 31, 2016, an increase of $27,255. This is a result of the Company’s continuing marketing campaign during the three months ended March 31, 2017 to increase market awareness.

Research and Development

Research and development expenses were $104,201 and $45,695 for the three months ended March 31, 2017 and 2016, an increase of $58,506. The increase is related to the continuation of software development enhancements during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of June 22, 2017, we had cash on hand of approximately $137,935.

Net cash used in operating activities increased by $69,329 to $263,226 for the three months ended March 31, 2017 as compared to $193,897 for the three months ended March 31, 2016. The increase resulted primarily from increases in accounts payable and accrued expenses.

As we have not realized significant revenues since our inception, we have financed our operations through private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

5

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover there can be no assurance we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

6

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through June 27, 2017, which were not registered under the Securities Act:

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

7

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRIBE P.L.C.

June 28, 2017	By:	/s/ Enrico dal Monte
Enrico dal Monte, Chief Executive Officer

8