Form 10-Q
period 2017-06-30
XTribe P.L.C.
filed 2017-08-17
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended  June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 9,100,000 shares outstanding of registrant’s Ordinary Shares as of August 16, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$502,396	$427,777
Other receivable	274,513	322,581

TOTAL CURRENT ASSETS	776,909	750,358

SOFTWARE
Software, net of accumulated amortization of $48,604 and $37,401	32,402	37,401

OTHER ASSETS
Deposits	2,550	-

TOTAL ASSETS	$811,862	$787,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$114,975	$157,061
Loans payable - shareholders	955,700	783,480

TOTAL CURRENT LIABILITIES	1,070,675	940,541

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.034 par value; unlimited shares authorized; 9,100,000 and 9,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	309,400	306,000

Additional paid in capital	1,268,764	672,164

Accumulated deficit	(1,831,314)	(1,178,017)

Accumulated other comprehensive income (loss)	(5,663)	47,071

SHAREHOLDERS’ DEFICIT	(258,813)	(152,782)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$811,862	$787,759

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	238,333	(45,537)	300,139	92,715
Sales and marketing	75,592	23,099	121,415	41,667
Research and development	127,542	(13,313)	231,743	32,382
Total operating expenses	441,468	(35,751)	653,297	166,764

NET OPERATING INCOME (LOSS)	(441,468)	35,751	(653,297)	(166,764)

OTHER INCOME
Interest income	-	-	-	14
Other income	-	206,694	-	206,694
	-	206,694	-	206,708

NET INCOME (LOSS)	$(441,468)	$242,445	$(653,297)	$39,944

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.05)	$0.03	$(0.07)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,014,444	8,680,819	9,007,223	8,809,205

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

NET INCOME(LOSS)	$(441,468)	$242,445	$(653,297)	$39,944

OTHER COMPREHENSIVE INCOME (Loss)
Foreign Currency Translation Adjustments, net of tax	(47,934)	8,480	(52,734)	(1,982)
TOTAL OTHER COMPREHENSIVE INCOME (Loss), net of tax	(47,934)	8,480	(52,734)	(1,982)

COMPREHENSIVE INCOME (LOSS)	$(489,402)	$250,925	$(706,030)	$37,962

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2017

	Ordinary				Accumulated
	Shares		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2016 (Audited)	9,000,000	$306,000	$672,164	$(1,178,017)	$47,071	$(152,782)

Sale of common stock	100,000	3,400	596,600	-	-	600,000
Net loss (Unaudited)	-	-	-	(653,297)	-	(653,297)
Cumulative translation adjustment	-	-	-	-	(52,734)	(52,734)

Balance June 30, 2017 (Unaudited)	9,100,000	$309,400	$1,268,764	$(1,831,314)	$(5,663)	$(258,813)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(653,297)	$39,944
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,790	7,869

(Increase) decrease in assets
Other receivable	71,955	(348,806)
Deposits	(2,550)	-
Decrease in liabilities
Accounts payable and accrued expenses	(53,001)	(6,093)

Net cash used in operating activities	(629,103)	(307,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - shareholders	103,141	80,246
Sale of common stock	603,540	192,569

Net cash provided by financing activities	706,681	272,815

EFFECT OF EXCHANGE RATE ON CASH	(2,960)	2,577

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,619	(31,694)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	427,777	201,603

CASH AND CASH EQUIVALENTS - END OF PERIOD	$502,396	$169,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s initial public offering Registration Statement (amendment no.5) as filed on May 3, 2017 which became effective on May 10, 2017. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2017 and its results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”) and US dollars, while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $5,652 and $11,737 for the three and six months ended June 30, 2017 and foreign transaction gains of $14,732 and $26,120 for the three and six months ended June 30, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $10,722 and $47,530 for the three and six months ended June 30, 2017 and $61,942 and $69,347 for the three and six months ended June 30, 2016, and are included in sales and marketing expenses.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and six months ended June 30, 2017 were $127,542 and $231,743 and were $(13,313) and $32,382 for the three and six months ended June 30, 2016.

On June 30, 2016, the Company entered into an agency agreement whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of June 30, 2016. Therefore, the amount of $351,296 was billed to the agent in British pounds (£262,288) and was to be paid by December 31, 2016 and has been recorded as other receivable. As a result of fluctuations in the exchange rates the amount of the other receivable was $351,296, as of June 30, 2016. The Company has extended the payment terms of the receivable, as the amounts due are from a vendor. In 2017, the Company began offsetting amounts owed to the vendor against payments due on the receivable. As of the June 30, 2017, the amounts offset totaled $63,594.

Software development costs that were incurred during six months ended June 30, 2016, amounting to $163,500 have been completely offset by the agent’s reimbursement, with the remaining reimbursement balance of $206,694 reflected as other income for the three and six months ended June 30, 2016.

Software development costs that were incurred during the three and six months ended June 30, 2017 have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of June 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2017.

NOTE 3 – LOANS PAYABLE – SHAREHOLDERS

On April 6, 2017, the Company obtained a loan from a shareholder in the amount of $100,300 (See Note 8).

The loans are interest-free and unsecured with no formal repayment terms. The decrease in value in the account, after considering the $100,300 additional loan, as of June 30, 2017 compared to December 31, 2016 relates to the change in the foreign exchange rate.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On March 31, 2017, the Company entered into a month to month consulting agreement through August 31, 2017, whereby the consultant will receive a fee of $20,000 per month plus expenses for management consulting services.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2017, and there was no accrual for uncertain tax positions as of June 30, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits. The Company had income for the three and six months ended June 30, 2016; however, due to tax adjustments the Company had a loss for income tax purposes.

NOTE 6 – SHAREHOLDERS’ EQUITY

On June 17, 2017, the Company sold 100,000 ordinary shares for $600,000.

NOTE 7 – OPERATING LEASES

As of June 30, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Financial Officer has a material interest. As of June 30, 2017 and December 31, 2016, this company was owed $0 and $18,964. During the three and six months ended June 30, 2017, the Company paid $30,256 and $67,481 to this company. During the three and six months ended June 30, 2016, the Company paid $38,213 and $64,898 to this company.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of June 30, 2017 and December 31, 2016, the balance of the loans was $317,920 and $194,540, the change in the balance resulting from an additional loan of $103,141 (see Note 3) and the remainder from the foreign currency translation.

As of June 30, 2017 and December 31, 2016, the Company owed $57,047 and $52,678 to one of the shareholders who is also the Chief Financial Officer of the Company.

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

As of June 30, 2017, the Company had $502,907 cash on hand which management believes is sufficient to fund expenses of operation through December 2017. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended June 30, 2017 and 2016. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2017 and 2016, we have not generated any sales. For the three months ended June 30, 2017 and 2016, we had a net income (loss) of ($441,468) and $242,445.

General and Administrative Expenses

General and administrative expenses increased by $283,870 to $238,333 for the three months ended June 30, 2017 from ($45,537) for the three months ended June 30, 2016. The increase resulted primarily from increases in consulting costs and the reclassification of development and consulting costs to other income during the three months ended June 30, 2016.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2017 were $75,592 as compared to $23,099 for the three months ended June 30, 2016, an increase of $52,493. This is a result of the Company’s continuing marketing campaign during the three months ended June 30, 2017 to increase market awareness.

Research and Development

Research and development expenses were $127,542 and ($13,313) for the three months ended June 30, 2017 and 2016, an increase of $140,855. The increase is related to the continuation of software development enhancements during the three months ended June 30, 2017 and the reclassification of development costs to other income during the three months ended June 30, 2016.

Other Income

Other income was $0 and $206,694 for the three months ended June 30, 2017 and 2016 a decrease of $206,694. The decrease was a result of the Company entering into an agency agreement, on June 30, 2016 whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of June 30, 2016. Software development costs that were incurred during three months ended June 30, 2016 were completely offset by the agent’s reimbursement, with the remaining reimbursement balance of $206,694 reflected as other income for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the six months ended June 30, 2017 and 2016. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2017 and 2016, we have not generated any sales. For the six months ended June 30, 2017 and 2016, we had a net loss of $653,297 and $39,944.

General and Administrative Expenses

General and administrative expenses increased by $207,424 to $300,139 for the six months ended June 30, 2017 from $92,715 for the six months ended June 30, 2016. The increase resulted primarily from increases in consulting costs.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2017 were $121,415 as compared to $41,667 for the six months ended June 30, 2016, an increase of $79,748. This is a result of the Company’s continuing marketing campaign during the six months ended June 30, 2017 to increase market awareness.

Research and Development

Research and development expenses were $231,743 and $32,382 for the six months ended June 30, 2017 and 2016, an increase of $199,361. The increase is related to the continuation of software development enhancements during the six months ended June 30, 2017.

Other Income

Other income was $0 and $206,694 for the six months ended June 30, 2017 and 2016 a decrease of $206,694. The decrease was a result of the Company entering into an agency agreement, on June 30, 2016 whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of June 30, 2016. Software development costs that were incurred during six months ended June 30, 2016 were completely offset by the agent’s reimbursement, with the remaining reimbursement balance of $206,694 reflected as other income for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of August 14, 2017 we had cash on hand of approximately $515,330.

Net cash used in operating activities increased by $322,017 to $629,103 for the six months ended June 30, 2017 as compared to $307,086 for the six months ended June 30, 2016. The increase resulted primarily from the net loss, increases in accounts payable and accrued expenses, offset by the increase in the other receivable.

Net cash provided by financing activities increased by $433,866 to $706,681 for the six months ended June 30, 2017 as compared to $272,815 for the six months ended June 30, 2016. The increase resulted from proceeds from a loan from a shareholder and sales of common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through August 11, 2017, which were not registered under the Securities Act:

100,000 shares of Ordinary Stock were sold to a third party for an aggregate consideration of $600,000.

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

XTRIBE P.L.C.

August 17, 2017	By:	/s/ Enrico dal Monte
Enrico dal Monte, Chief Executive Officer

