Form 10-Q
period 2017-09-30
XTribe P.L.C.
filed 2017-11-20
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2017

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

There were 9,100,000 shares outstanding of registrant’s Ordinary Shares as of November 15, 2017.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$84,471	$427,777
Prepaid expenses	616	-
Other receivable, net of allowance of $283,593	-	322,581

TOTAL CURRENT ASSETS	85,087	750,358

SOFTWARE
Software, net of accumulated amortization of $54,518 and $37,401	30,791	37,401

TOTAL ASSETS	$115,878	$787,759

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,859	$157,061
Loans payable - shareholders	988,494	783,480

TOTAL CURRENT LIABILITIES	1,084,353	940,541

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at September 30, 2017 and 9,000,000 shares issued and outstanding at December 31, 2016	309,400	306,000

Additional paid in capital	1,268,764	672,164

Accumulated deficit	(2,507,960)	(1,178,017)

Accumulated other comprehensive income/(loss)	(38,679)	47,071

SHAREHOLDERS’ DEFICIT	(968,475)	(152,782)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$115,878	$787,759

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	156,895	155,808	457,034	248,523
Provision for bad debts	272,186	-	272,186	-
Sales and marketing	95,895	21,023	217,310	62,690
Research and development	151,670	107,043	383,413	139,425
Total operating expenses	676,646	283,874	1,329,943	450,638

NET OPERATING LOSS	(676,646)	(283,874)	(1,329,943)	(450,638)

OTHER INCOME
Interest income	-	-	-	14
Other income	-	-	-	206,694
	-	-	-	206,708

NET LOSS	$(676,646)	$(283,874)	$(1,329,943)	$(243,930)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.07)	$(0.03)	$(0.15)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,100,000	8,833,660	9,038,889	8,833,660

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

NET LOSS	$(676,646)	$(283,874)	$(1,329,943)	$(243,930)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(33,016)	(7,746)	(85,750)	(9,728)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(33,016)	(7,746)	(85,750)	(9,728)

COMPREHENSIVE LOSS	$(709,662)	$(291,620)	$(1,415,693)	$(253,658)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Nine Months Ended September 30, 2017

	Ordinary				Accumulated
	Shares		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total

Balance December 31, 2016 (Audited)	9,000,000	$306,000	$672,164	$(1,178,017)	$47,071	$(152,782)

Sale of common stock	100,000	3,400	596,600	-	-	600,000
Net loss	-	-	-	(1,329,943)	-	(1,329,943)
Cumulative translation adjustment	-	-	-	-	(85,750)	(85,750)

Balance September 30, 2017 (Unaudited)	9,100,000	$309,400	$1,268,764	$(2,507,960)	$(38,679)	$(968,475)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,329,943)	$(243,930)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,951	11,951
Provision for bad debts	272,186	-
(Increase) decrease in assets
Prepaid expenses	(616)	-
Other receivable	69,764	(336,593)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(75,550)	7,513

Net cash used in operating activities	(1,052,208)	(561,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,523)	-

Net cash used in investing activities	(1,523)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - shareholders	100,300	80,246
Repayment of loans payable - shareholders	-	(56,506)
Sale of common stock	600,000	442,944

Net cash provided by financing activities	704,981	466,684

EFFECT OF EXCHANGE RATE ON CASH	10,125	2,978

NET DECREASE IN CASH AND CASH EQUIVALENTS	(343,306)	(91,397)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	427,777	201,603

CASH AND CASH EQUIVALENTS - END OF PERIOD	$84,471	$110,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of and for the years ended December 31, 2016 and 2015 included in the Company’s initial public offering Registration Statement (amendment no.5) as filed on May 3, 2017 which became effective on May 10, 2017. In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2017 and its results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017.

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

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of revenue is reasonably assured.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”) and US dollars, while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expenses were foreign currency transaction gains of $13,527 and $1,790 for the three and nine months ended September 30, 2017 and foreign transaction losses of $54,052 and $28,932 for the three and nine months ended September 30, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $16,585 and $64,115 for the three and nine months ended September 30, 2017 and $20,575 and $89,922 for the three and nine months ended September 30, 2016, and are included in sales and marketing expenses.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company has no ordinary share equivalents, and has net losses for all periods presented, therefore, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and nine months ended September 30, 2017 were $151,670 and $383,413 and were $107,043 and $139,425 for the three and nine months ended September 30, 2016.

On September 30, 2016, the Company entered into an agency agreement whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of September 30, 2016. Therefore, the amount of $351,296 was billed to the agent in British pounds (£262,288) and was to be paid by December 31, 2016 and has been recorded as other receivable. As a result of fluctuations in the exchange rates the amount of the other receivable was $341,098 as of September 30, 2016. The Company has extended the payment terms of the receivable, as the amounts due are from a vendor. In 2017, the Company began offsetting amounts owed to the vendor against payments due on the receivable. As of the September 30, 2017, the amounts offset totaled $63,594.

Software development costs that were incurred during nine months ended September 30, 2016, amounting to $163,500 have been completely offset by the agent’s reimbursement, with the remaining reimbursement balance of $206,694 reflected as other income for the three and nine months ended September 30, 2016.

As of September 30, 2017, the other receivable has not been collected and it has been determined that it should be reserved, due to the age of the receivable. Therefore, the company has provided a provision for bad debts in the amount of $272,186. As a result of fluctuations in the exchange rates the amount of the other receivable was $283,593 as of September 30, 2017 and has been entirely reserved.

Software development costs that were incurred during the three and nine months ended September 30, 2017 have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of September 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through December 2017.

NOTE 3 – LOANS PAYABLE – SHAREHOLDERS

On April 6, 2017, the Company obtained a loan from a shareholder in the amount of $100,300 (See Note 7).

The loans are interest-free and unsecured with no formal repayment terms. The decrease in value in the account, after considering the $100,300 additional loan, as of September 30, 2017 compared to December 31, 2016 relates to the change in the foreign exchange rate.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2017, and there was no accrual for uncertain tax positions as of September 30, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – SHAREHOLDERS’ EQUITY

On June 17, 2017, the Company sold 100,000 ordinary shares for $600,000.

NOTE 6 – OPERATING LEASES

As of September 30, 2017, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Financial Officer has a material interest. As of September 30, 2017 and December 31, 2016, this company was owed $0 and $18,964. During the three and nine months ended September 30, 2017, the Company paid $33,655 and $101,072 to this company. During the three and nine months ended September 30, 2016, the Company paid $21,587 and $86,485 to this company.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of September 30, 2017 and December 31, 2016, the balance of the loans was $328,829 and $194,540, the change in the balance resulting from an additional loan of $100,300 (see Note 3) and the remainder from the foreign currency translation.

As of September 30, 2017 and December 31, 2016, the Company owed $59,004 and $52,678 to one of the shareholders who is also the Chief Financial Officer of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On October 9, 2017, the Company received a shareholder loan from the Chief Financial Officer in the amount of $58,663. The loan is interest-free and unsecured with no formal repayment terms.

On October 27, 2017, the Company received a shareholder loan from the Chief Financial Officer in the amount of $58,750. The loan is interest-free and unsecured with no formal repayment terms.

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

As of September 30, 2017, the Company had $84,471 cash on hand which management believes is insufficient to fund expenses of operation through December 2017. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended September 30, 2017 and 2016. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2017 and 2016, we have not generated any sales. For the three months ended September 30, 2017 and 2016, we had a net loss of $676,647 and $283,874.

General and Administrative Expenses

General and administrative expenses increased by $1,087 to $156,895 for the three months ended September 30, 2017 from $155,808 for the three months ended September 30, 2016. The increase is commensurate with the three months ended September 30, 2016 as management is monitoring administrative expenses closely.

Provision for bad debts

The provision for bad debts increased by $272,186 for the three months ended September 30, 2017, from $0 for the three months ended September 30, 2016. This was a result of the reserve for bad debts related to the other receivable.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2017 were $95,895 as compared to $21,023 for the three months ended September 30, 2016, an increase of $74,872. This is a result of the Company’s continuing marketing campaign during the three months ended September 30, 2017 to increase market awareness.

Research and Development

Research and development expenses were $151,670 and 107,043 for the three months ended September 30, 2017 and 2016, an increase of $44,627. The increase is related to the continuation of software development enhancements during the three months ended September 30, 2017 and the reclassification of reimbursed development costs to other income during the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the nine months ended September 30, 2017 and 2016. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2017 and 2016, we have not generated any sales. For the nine months ended September 30, 2017 and 2016, we had a net loss of $1,329,943 and $243,930.

General and Administrative Expenses

General and administrative expenses increased by $208,511 to $457,034 for the nine months ended September 30, 2017 from $248,523 for the nine months ended September 30, 2016. The increase resulted primarily from increases in consulting costs and the opening of an office in the United States.

Provision for bad debts

The provision for bad debts increased by $272,186 for the nine months ended September 30, 2017, from $0 for the nine months ended September 30, 2016. This was a result of the reserve for bad debts related to the other receivable.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2017 were $217,310 as compared to $62,690 for the nine months ended September 30, 2016, an increase of $154,620. This is a result of the Company’s continuing marketing campaign during the nine months ended September 30, 2017 to increase market awareness.

Research and Development

Research and development expenses were $383,413 and $139,425 for the nine months ended September 30, 2017 and 2016, an increase of $243,988. The increase is related to the continuation of software development enhancements during the nine months ended September 30, 2017.

Other Income

Other income was $0 and $206,694 for the nine months ended September 30, 2017 and 2016 a decrease of $206,694. The 2016 income was a result of the Company entering into an agency agreement, on September 30, 2016 whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of September 30, 2016. Software development costs that were incurred during nine months ended September 30, 2016 were completely offset by the agent’s reimbursement, with the remaining reimbursement balance of $206,694 reflected as other income for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of November 15, 2017 we had cash on hand of approximately $44,000.

Net cash used in operating activities increased by $491,149 to $1,052,208 for the nine months ended September 30, 2017 as compared to $561,059 for the nine months ended September 30, 2016. The increase resulted primarily from the net loss, decreases in accounts payable and accrued expenses, offset by the decrease in the other receivable and the reserve for the other receivable.

Net cash provided by financing activities increased by $233,616 to $700,300 for the nine months ended September 30, 2017 as compared to $466,684 for the nine months ended September 30, 2016. The increase resulted from proceeds from a loan from a shareholder and sales of common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through November 15, 2017, which were not registered under the Securities Act:

100,000 shares of Ordinary Stock were sold to a third party for an aggregate consideration of $600,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRIBE P.L.C.

November 20, 2017	By:	/s/ Enrico dal Monte
Enrico dal Monte, Chief Executive Officer

