Form 10-K
period 2017-12-31
XTribe P.L.C.
filed 2018-04-02
CIK 1690622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-214799

XTRIBE P.L.C.

(Exact name of registrant as specified in charter)

England and Wales	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1st floor

Victory House, 99-101

Regent Street

W1B4EZ London

United Kingdom

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number:

+44020 32140420

Securities registered pursuant to section 12(g) of the Act:

Ordinary Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the Company’s common stock

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date: 9,100,000 shares of Ordinary Shares par value $0.034 as of March 29, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

This Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

The Company was originally registered as a private limited company in the United Kingdom as MEC FOOD (UK) LTD on December 12, 2011. On May 12, 2014, the Company changed its name to XTRIBE Limited. On April 30, 2016, the Company was registered as a public limited company and changed its name to XTRIBE P.L.C. The Company has developed a free smartphone application which allows the user to sell, buy, swap and rent objects and services utilizing an active geolocation tool which locates all potential customers within any specified geographic target. Transactions can be completed without any intermediary, directly between party and counter- party, without any commissions or third-party payments. Users have the option of customizing the app to best promote commerce. The Company derives revenues by its B2B division, XTRIBE Store. The XTRIBE application is available for Apple and Android devices and can be easily downloaded for free to a user’s mobile device. Once installed, the user establishes a free account and can immediately transact and communicate with other users.

The Company’s principal office is located in London, England. The Company’s application has several elements:

● The user can create ads for any product or service which is then accessed by other users on a geolocalized basis. When a user accesses the application, the user sees a map of the user’s local area and the location of other users in that area who are selling goods or services. In this manner, the application is ideal for both sellers and purchasers.

● Using the application, a user can connect with other users in a social networking context in order to facilitate communications and personal interactions related to commerce transacted using the application.

●Transactions are completed in a direct and simplified manner, without the necessary of going through any middlemen. The entire transaction can be completed utilizing a smartphone. Purchasers can make offers to and /or barter with the seller and facilitate payment.

● Sellers can customize their offerings to use identity programs to market goods and services.

The application is available in multiple languages.

The Company intends to advertise through social media and other internet-related channels. The Company’s website is www.xtribeapp.com. In this manner, the Company believes that it will be able to achieve significant market penetration for its application to a vast number of users in a relatively short timeframe.

The Company’s initial application is fully developed and operational and it has approximately 200,000 registered users.

Xtribe B2B: Revenue Model

The Xtribe revenue model is based on the provision of subscribed access for professional users as well as on the placement of credit packages for the purchase of additional services focused on professional users and others. There are two models within the Xtribe platform: the first is based on the Free and Store profile types (and their upgrades), and the second is based on a system of credits which are purchased in packages and which give access to additional functions and higher visibility.

Xtribe Free:

This is a profile dedicated to persons and entities who wish to sell their property or services freely and in the simplest way possible.

Features: allows up to 3 products and 3 services at the same time. These slots are permanently available for free. For example, if a user has three items for sale at the same time and one of them is purchased, that slot automatically becomes available for the seller to offer another item.

Xtribe Store:

Xtribe developed the Store profile to meet the needs of storekeepers and professionals, and all those who require a higher volume of ads and engage in several transactions simultaneously. The monthly base cost of this profile is €19.90.

Features: with the same ease of use and degree of interaction as the basic application, the Store profile provides accounts with customized features for businesses and wider activities:

●	No limit to the number of ads which can be published.
●	Ability to sell to multiple users from the same ad.
●	Detailed profile includes:
●	Clickable direct contacts and phone numbers
●	Clickable links to Facebook and Twitter
●	Clickable website link.
●	Clickable email link
●	Clickable address
●	Store opening and closing times
●	Free automatic ad renewal.
●	Active navigation function for easier customer access
●	Greater visibility--up to 4 postings visible on the listings
●	Specific “Store” pointer on the map
●	Ability to create special offers with barred prices and discounts
●	Ability to create limited-time offers.

Xtribe Store “Plus”:

The next profile level provides additional services to storekeepers and professionals. The monthly base cost of this profile is €29.90.

Features:

●	Ability to upload and manage ads using Web CMS (Content Management System).
●	Detailed statistics available through Web CMS.
●	Dedicated website synchronized with and indexed to the Xtribe profile.
●	Multistore management through Web CMS.

Xtribe Store “Visibility”:

Once a merchant utilizes Xtribe Store “Plus”, it can then activate Xtribe Store Visibility at a cost of €59.90/month.

Features:

●	Higher visibility for products and services through Google SEO (Search Engine Optimization).
●	Higher visibility for products and services on Google and Facebook advertising platforms.

Xtribe Credit system:

The application includes a system of credits which can be purchased in packages which can be used to access a series of additional options. The system enables users to buy credit packages which facilitate their purchases through Xtribe. The system simplifies spending and makes it quicker and easier to create new commercial packets. The credit packages are available in three formats ranging in cost from €0.99 to €5.99:

The additional available options are:

Xtribe Showcase Advertising:

This is an advertising module within the application which at low cost highlights products and services geolocationally through extreme tagging. The dedicated “Showcase” hub on the application gives heightened visibility to specific products and services for a limited time in specific geographical areas. Showcase Advertising is available to customers of both Xtribe Free and Xtribe Store at an additional cost.

Xtribe additional services:

These are additional services that can be purchased on by customers of both Xtribe Free and Xtribe Store at an additional cost and include:

●	Extra ad slots.
●	Ad renewal for an additional 30 days.
●	Multiple renewal of expiring ads.

Agency Agreement

On June 30, 2016, the Company entered into an agency agreement for Italy whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55% of the software development costs that the Company had expended, which were $638,720 as of December 31, 2017.

Consulting Agreement

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, this company was owed $20,364 and $18,964, which have been included in accounts payable – related parties. During the years ended December 31, 2017 and 2016, the Company paid $112,085 and $101,511 to this company. There is no written agreement between the parties.

Initial Capital Formation

In 2013, the Company issued an aggregate of 10,000 Ordinary Shares to its founders for an aggregate consideration of $14,882. In 2015, the Company issued an additional 29,624 Ordinary Shares (on a post- reclassification basis) for a total consideration of $361,036. On April 30, 2016, the Company effectuated a recapitalization (forward split) of 21.1 to 1 which resulted in the 10,000 Ordinary Shares being reclassified as 211,000 Ordinary Shares. In the year ended December 31, 2016, the Company issued another 337,522 Ordinary Shares for a total consideration of $602,246. At December 31, 2016, following a recapitalization completed in November 2016, the Company had 9,000,000 Ordinary Shares issued and outstanding. The Registrant sold these Company Ordinary Shares under an exemption from registration provided by Section 4(a)(2) of the Securities Act and, to offshore holders, under an exemption from registration provided by Regulation S. During the year ended December 31, 2017, the Company sold an additional 100,000 Ordinary Shares at $6.00 per share for total proceeds of $600,000.

Without raising additional funds, the Company will run out of funds approximately in April 2018. We will additionally incur public company reporting costs of approximately $100,000 per year or $25,000 per quarter. To fund the Company’s operating expenses following April 2018, the Company will require additional funding for ongoing operations and to expand to new markets. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Employees

As of December 31, 2017, the Company had no full-time employees. The Company intends to increase staff as warranted by its operations and market conditions. Three employees have an employment agreement. No employee is covered by a collective bargaining agreement.

Website.

The Company operates a website at www.xtribeapp.com.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of the date of this Annual Report, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock is not currently listed on any exchange or quotation service and, as a result, there is no market for such stock.

Holders

As of March 19, 2018, there were 9,100,000 ordinary shares and approximately seven stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Equity Stock Transfer, 237 W. 37th St., Ste. 602, New York, NY 10018.

Dividend Policy

We have never paid any cash dividends on our Ordinary Shares and do not anticipate paying any cash dividends on our Ordinary Shares in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

From inception through December 31, 2017, the Company has sold 9,100,000 shares of Ordinary Stock which were not registered under the Securities Act of 1933, all of which were sold outside of the United States pursuant to an exemption from registration in Regulation S promulgated under the Securities Act of 1933. During the year ended December 31, 2017, the Company sold 100,000 Ordinary Shares for total gross proceeds of $600,000 ($6.00 per share).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition as of December 31, 2017 and December 31, 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Forward Looking Statements

This Report contains, in addition to historical information, certain forward-looking statements regarding XTribe P.L.C. (the “Company” or “XTRIBE”, also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” detailed in the Company’s Form S-1 registration statement and matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

Overview

The Company was originally registered as a private limited company in the United Kingdom as MEC FOOD (UK) LTD on December 12, 2011. On May 12, 2014, the Company changed its name to XTRIBE Limited. On April 30, 2016, the Company was registered as a public limited company and changed its name to XTRIBE P.L.C. The Company has developed a free smartphone application which allows the user to sell, buy, swap and rent objects and services utilizing an active geolocation tool which locates all potential customers within any specified geographic target. Transactions can be completed without any intermediary, directly between party and counter- party, without any commissions or third-party payments. Users have the option of customizing the app to best promote commerce. The Company derives revenues by its B2B division, XTRIBE Store. The XTRIBE application is available for Apple and Android devices and can be easily downloaded for free to a user’s mobile device. Once installed, the user establishes a free account and can immediately transact and communicate with other users.

Results of Operations

The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following discussion analyzes our results of operations for the years ended December 31, 2017 and December 31, 2016. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated any revenue since our inception. For the years ended December 31, 2017 and December 31, 2016, we have not generated any sales. For the years ended December 31, 2017 and December 31, 2016, we had a net loss of $1,763,394 and $554,328, respectively. We expect to commence realizing sales and revenues during the third quarter of 2018.

General and Administrative Expenses

General and administrative expenses increased by $316,848 during the year ended December 31, 2017 to $695,916 from $379,068 in the year ended December 31, 2016. The increase is primarily the result of increases in consultant fees and staff expenses, as the Company builds the infrastructure of the company.

Provision for bad debts

The provision for bad debts increased by $273,270 for the year ended December 31, 2017, from $0 for the year ended December 31, 2016. This was a result of the reserve for bad debts related to the other receivable.

Sales and Marketing

Sales and marketing expenses increased by $242,114 during the year ended December 31, 2017, from $83,437 in the year ended December 31, 2016. The sales and marketing expenses related to the continued roll-out of the Company’s product.

Research and Development

Research and Development expenses were $468,657 for the year ended December 31, 2017 as compared to $298,531 for the year ended to December 31, 2016. The increase related to the development of the software platform and Company products.

Other Income

Other income was $0 and $206,694 for the years ended December 31, 2017 and 2016 a decrease of $206,694. The 2016 income was a result of the Company entering into an agency agreement, on June 30, 2016 whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of June 30, 2016. Software development costs that were incurred during year ended December 31, 2016 were completely offset by the agent’s reimbursement, with the remaining reimbursement balance of $206,694 reflected as other income for the year ended December 31, 2016.

Liquidity and Capital Resources

As of March 30, 2018, we had cash on hand of approximately $35,439.

Net cash used in operating activities increased to $1,331,470 for the year ended December 31, 2017 as compared to $729,315 for the year ended December 31, 2016. The increase resulted primarily from an increase in the net operating loss offset by the non-cash provision for bad debts and the decrease in other receivables.

Net cash used in investing activities increased to $1,523 for the year ended December 31, 2017 as compared to $0 for the year ended December 31, 2016. The increase resulted from the purchase of equipment.

Net cash provided by financing activities decreased to $930,959 for the year ended December 31, 2017 as compared to $987,614 for the year ended December 31, 2016. The decrease resulted from a decrease in the sales of Ordinary Shares and a reduction in proceeds from loans payable during the year ended December 31, 2017.

As we have not realized revenues since our inception, we have financed our operations through private offerings of equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover, there can be no assurance we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover, due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. There are no accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements commencing on page F-1 are included with this prospectus. These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

a)	The years ended December 31, 2017 and December 31, 2016 (audited)

The financial information for the years ended December 31, 2017 and December 31, 2016 (audited) as required by Item 8 begins on the following page.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of XTRIBE P.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XTRIBE P.L.C. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2016.

Blue Bell, Pennsylvania

April 2, 2018

XTRIBE P.L.C.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,870	$427,777
Prepaid expenses	431	-
Other receivable, net of allowance of $285,561 and $0	-	322,581

TOTAL CURRENT ASSETS	42,301	750,358

SOFTWARE
Software, net of accumulated amortization of $59,648 and $37,401	26,924	37,401

OTHER ASSETS
Deposits	2,550	-

TOTAL ASSETS	$71,775	$787,759

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$236,040	$138,097
Accounts payable - related party	20,346	18,964
Loan payable - other	101,818	89,553
Loans payable - shareholders	1,141,141	693,927

TOTAL CURRENT LIABILITIES	1,499,345	940,541

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Ordinary shares, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at December 31, 2017 and 9,000,000 shares issued and outstanding at December 31, 2016	309,400	306,000

Additional paid in capital	1,268,764	672,164

Accumulated deficit	(2,941,411)	(1,178,017)

Accumulated other comprehensive income (loss)	(64,323)	47,071

SHAREHOLDERS' DEFICIT	(1,427,570)	(152,782)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$71,775	$787,759

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2017	December 31, 2016

SALES	$-	$-

OPERATING EXPENSES
General and administrative	695,916	379,068
Provision for bad debts	273,270	-
Sales and marketing	325,551	83,437
Research and development	468,657	298,531
Total operating expenses	1,763,394	761,036

NET OPERATING LOSS	(1,763,394)	(761,036)

OTHER INCOME
Interest income	-	14
Other income	-	206,694
	-	206,708

NET LOSS	$(1,763,394)	$(554,328)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.19)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,057,500	8,855,673

The accompanying notes are an integral part of these consolidated financial statements.

F-3

XTRIBE P.L.C.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31, 2017	December 31, 2016

NET LOSS	$(1,763,394)	$(554,328)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(111,394)	(4,769)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(111,394)	(4,769)

COMPREHENSIVE LOSS	$(1,874,788)	$(559,097)

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

Consolidated Statement of Changes in Shareholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Ordinary				Accumulated
	Shares		Additional		Other
	Number of		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance December 31, 2015	8,662,478	294,524	81,394	(623,689)	51,840	(195,931)

Issuance of ordinary shares	337,522	11,476	590,770	-	-	602,246
Net loss	-	-	-	(554,328)	-	(554,328)
Cumulative translation adjustment	-	-	-	-	(4,769)	(4,769)

Balance Deceember 31, 2016	9,000,000	$306,000	$672,164	$(1,178,017)	$47,071	$(152,782)

Sale of common stock	100,000	3,400	596,600	-	-	600,000
Net loss	-	-	-	(1,763,394)	-	(1,763,394)
Cumulative translation adjustment	-	-	-	-	(111,394)	(111,394)

Balance December 31, 2017	9,100,000	$309,400	$1,268,764	$(2,941,411)	$(64,323)	$(1,427,570)

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,763,394)	$(554,328)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16,099	14,961
Provision for bad debts	273,270	-
(Increase) decrease in assets
Prepaid expenses	(19,266)	-
Other receivable	71,402	(328,548)
Deposits	(2,550)	-
Increase in liabilities
Accounts payable and accrued expenses	91,587	119,636
Accounts payable - related party	1,382	18,964

Net cash used in operating activities	(1,331,470)	(729,315)

CASH FLOWS FROM INVESTING ACTIVIITES
Purchase of equipment	(1,523)	-
Net cash used in investing activities	(1,523)	-

CASH FLOWS FROM FINANCING ACTIVIITES
Proceeds from loans payable - shareholders	330,959	429,220
Repayment of loans payable - shareholders	-	(56,506)
Sale of ordinary shares	600,000	614,900

Net cash provided by financing activities	930,959	987,614

EFFECT OF EXCHANGE RATE ON CASH	16,127	(32,125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(385,907)	226,174

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	427,777	201,603

CASH AND CASH EQUIVALENTS - END OF YEAR	$41,870	$427,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during periodyear for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

Notes to the Consolidated Financial Statements

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All material intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with a financial institution in England, namely, HSBC, which are not insured or otherwise protected. The Company maintained balances of $41,870 and $427,777 with this institution as of December 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts in England. The Company also maintained a receivable in the amount of $285,561 and $322,581 as of December 31, 2017 and 2016. As of December 31, 2017, the receivable has been completely reserved.

Comprehensive Income

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has one item of other comprehensive income, consisting of a foreign translation adjustment.

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”), while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $84,222 and $8,705 for the years ended December 31, 2017 and 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses and loans payable. The carrying value of accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its loans payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Software

Software is stated at cost. Amortization is computed using the straight-line method over the estimated useful lives of the assets, principally five years. Maintenance and upgrades to the software are charged to operations. Upon retirement, sale, or other disposition of software, the costs and accumulated amortization are eliminated from the accounts, and any resulting gain or loss is included in operations.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Revenue Recognition

In accordance with FASB ASC 605, “Revenue Recognition,” the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists, (ii) a retailer, distributor or wholesaler receives the goods and acceptance occurs, (iii) the price is fixed or determinable, and (iv) collectability of the revenue is reasonably assured. Subject to these criteria, the Company recognizes revenue from product sales, upon the application initialization on the XTRIBE Store by the customer.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $73,203 and $83,277 for the years ended December 31, 2017 and 2016 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2017 and 2016 were $468,657 and $298,531.

On June 30, 2016, the Company entered into an agency agreement whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of June 30, 2016. Therefore, the amount of $351,296 was billed to the agent in British pounds (£262,288) and was to be paid by December 31, 2016 and has been recorded as other receivable. As a result of fluctuations in the exchange rates the other receivable was $285,561, as of December 31, 2017. The Company has extended the payment terms of the receivable, as the amounts due are from a vendor. In 2017, the Company began offsetting amounts owed to the vendor against payments due on the receivable. As of the December 31, 2017, the amounts offset totaled $63,594.

Software development costs that were incurred during years ended December 31, 2016, amounting to $163,500 have been completely offset by the agent’s reimbursement, with the remaining excess reimbursement balance of $206,694 reflected as other income for the year ended December 31, 2016.

As of December 31, 2017, the other receivable has not been collected and it has been determined that it should be reserved, due to the age of the receivable. Therefore, the company has provided a provision for bad debts in the amount of $273,270. As a result of fluctuations in the exchange rates the amount of the other receivable was $285,561 as of December 31, 2017 and has been entirely reserved.

Software development costs that were incurred during the years ended December 31, 2017 and 2016, have been expensed as incurred and recorded in research and development costs in the statement of operations.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for each of the years presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Recently Adopted Accounting Pronouncements

As of December 31, 2017 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is a development stage company with no revenue, the adoption on January 1, 2018 of this amendment will have no effect on the financial statements. When the Company begins to recognize revenue, it will adhere to the guidance in the amendment.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. This reclassification had no effect on reported results of operations. The adjustment was to reclassify loans payable – other from loans payable – shareholders.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2018.

NOTE 3 – LOANS PAYABLE – OTHER

During the year ended December 31, 2016, a shareholder transferred his ownership in the Company and is no longer a shareholder, however, still maintains a loan with the Company. The loan is interest-free and unsecured with no formal repayment terms. The difference in the balance is a result of foreign exchange rates.

NOTE 4 – LOANS PAYABLE – SHAREHOLDERS

During the year ended December 31, 2016, the Company received loans in the amount of $429,220 from four shareholders.

During the year ended December 31, 2016, the Company repaid $56,506 of the loan payable – shareholders to its Chief Executive Officer.

On April 6, 2017, the Company obtained a loan from a shareholder in the amount of $105,817 (See Note 9).

During October 2017, the Company obtained loans from a shareholder in the amount of $112,571 (See Note 9).

During November 2017, the Company obtained a loan from a shareholder in the amount of $112,571 (See Note 9).

The loans are interest-free and unsecured with no formal repayment terms.

NOTE 5 – INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

At December 31, 2017, the Company has trading losses in the United Kingdom, which is similar to net operating losses in the United States, of approximately $1,522,000 and losses in the United States of approximately $116,000. These losses can be carried forward to offset future taxable income indefinitely. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2017	2016
Current	$-	$-
Deferred	(340,000)	(111,000)
Change in valuation allowance	340,000	111,000

	$-	$-

The reconciliation of the statutory United Kingdom and U.S. federal rate to the Company’s effective income tax rate follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
Income tax benefit at United Kingdom income tax rate	$(313,000)	(19)	$(111,000)	(20)
Tax rate change - United Kingdom	12,000	1	-	-
Income tax benefit at U.S. federal income tax rate	(40,000)	(35)	-	-
State and city income tax benefit, net of federal tax	(13,000)	(11)	-	-
Tax rate change - U.S.	14,000	12	-	-
Change in valuation allowance	340,000	52	111,000	20

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2017 and 2016 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,
	2017	2016

Deferred tax asset for trading losses carryforward	$(329,000)	$(72,000)
Software development costs	$(246,000)	$(163,000)
Valuation allowance	575,000	235,000

Net	$-	$-

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning in 2018.

The statutory rate in the United Kingdom was reduced from 20% to 19% during 2017, which resulted in the re-measurement of the United Kingdom’s portion of the Company’s deferred tax assets and valuation as of December 31, 2017, from 20% to the new 19% tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences becom deductible. Management considered projected future taxable income an tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Revenue Cods of the jurisdictions regarding changes in ownership of corporations. Such limitations may have an impact on the ultimate realization of its carryforwards and future tax deductions.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 and 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the years ended December 31, 2017 and 2016, and there was no accrual for uncertain tax positions as of December 31, 2017 and 2016. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

NOTE 6 – SHAREHOLDERS’ EQUITY

During the year ended December 31, 2016, the Company sold 337,522 shares of the Company’s ordinary shares and raised $602,246.

On June 17, 2017, the Company sold 100,000 ordinary shares for $600,000.

NOTE 7 – COMMITMENTS

On August 1, 2017, the Company entered into a three year employment agreement with the President of the Company. The President is to receive an annual salary of $150,000 and is entitled to an annual bonus, subject to approval by the board of directors.

NOTE 8 – OPERATING LEASES

As of December 31, 2017 and 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, this company was owed $20,364 and $18,964, which have been included in accounts payable – related parties. During the years ended December 31, 2017 and 2016, the Company paid $112,085 and $101,511 to this company.

The Company received shareholder loans from a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, the balance of the loans were $333,784 and $194,540, the change resulting from an additional loan of $105,817 (see Note 4) and the remainder from the foreign currency translation.

As of December 31, 2017 and 2016, the Company owed $299,465 and $52,678 to one of the shareholders who is also the Chief Executive Officer of the Company (See Note 3), the change resulting from additional loans of $225,142 (see Note 4) and the remainder from the foreign currency translation.

As of December 31, 2017 and 2016, the Company owed shareholders other than those described above $507,892 and $536,262.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2017. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Enrico Dal Monte	31	Chief Executive Officer and Director

Brunello Pianca	58	Chief Financial Officer, Chairman and Director

Nicola Gagliardi	[age]	Independent Director

Enrico Dal Monte

March 2015 – Present-- LAMBDA SPA – Laser technology, Vicenza Italy; board member

May 2014 – Present-- XTRIBE LTD – Application development and IT services, London – United Kingdom; Chief Executive Officer

March.2012 – May 2014--TWODOUBLEU SRL (CEO)- Application development and IT services, Timisoara- Romania; Chief Executive Officer

May.2010 – Present-- ADOPT A RIDER- Communication Company, Lugano –Switzerland; Chief Executive Officer May.2011- Dec.2011-- AMBROSETTI ASSET MANAGEMENT SIM, Como, Italy; sales for institutional clients Feb. 2010 – May 2010--ASFID CAPITAL – Family office, Lugano – Switzerland; Internship, assistant credit trading Mar. 2008 – Sep 2008--TRISTARS – Aesthetical machine company, Venice – Italy; Internship, sales and marketing division June 2006 – Sep. 2006-- I.R.B. – Institute of biotechnological research, Vicenza – Italy; assistant in cultivation cells division EDUCATION :

Sep. 2008 – Dec 2010--UNIVERSITà DELLA SVIZZERA ITALIANA, Lugano; Master in Banking and Finance

Sep. 2005 – Sep 2008--UNIVERSITA’ COMMERCIALE LUIGI BOCCONI, Milan, Italy

Bachelor Degree in Business Administration (CLEA)--——— Final Dissertation: “Geometry of fractality: evolution or negation of the traditional technical analysis of the financial markets?

Brunello Pianca

Education:

1979 Federal Certificate of Maturity in Economy, Neuchatel, Switzerland Attended several specialization courses in finance at the School of Management SDA Bocconi, Milan, Italy

1982 Graduate in Political Science, University of Lausanne, Switzerland, score 8.38/10

1983 Specialization courses in History and Philosophy, Università degli Studi, Florence, Italy.

1993 Master in Business Administration studies, Franklin College & Long Island University, C.W. Post Campus, New York, GPA 4.0 Professional Career

General overview:

As a practicing holder of the authorization to operate as a “Fiduciario Finanziario” and member of the self-regulatory body (OAD), he is a registered financial fiduciary of the Canton Ticino since 1992. Frequently invited to events and conferences on private banking, asset management and pension funds as speaker.

January 2007 2011, 2011 to date:

StudioPhi di Brunello Pianca, StudioPhi SA, Mendrisio, Switzerland. Set up StudioPhi, a financial fiduciary company specializing in asset management. The company manages clients’ portfolios and provides advisory services taxation, insurance, financial advisory. Board member and Director of CoMeta, the pension fund of the Italian engineering industry, Vice President from 1998 to 2001.

Board member and Director of Tower SpA, insurance broker in Vicenza, Italy.

Board member and Director of Aldo Pessina and Associates, insurance broker in Lugano, Switzerland.

Board member and Director of SWM Swiss Wealth Management, asset management company in Lugano. Consultant to corporations in different fields of acidity metal works, luxury goods, financial services and insurance sectors. Cooperates with leading Swiss insurance companies in the field of life insurance policies.

January 2005 December 2006:

IFO, Insubriasuisse Family Office SA, set up Insubriasuisse Asset Management SA, Lugano, Switzerland.Family Office ISFO, Partner and General Manager. Managing Asset Management’s area. Head of the team providing tax advice to individuals and corporations.

Director of CoMeta Vice President and member of the Finance Commission. Director of Fondapi, pension fund of small and medium sized Italian companies, Rome, Italy.

October 1991 December 2004:

Lexfin SA, Lugano, Switzerland Set up Lexfin SA, financial company specializing in asset management. Managing Director and partner.

Responsible for the investment strategy. Manager of a SICAV bond fund for Lemanik Asset Management Group, Luxembourg.

Advisor for international corporations, taxation and financial advisory, and institutional clients Banking Foundations, Insurance Brokers, Banks and Financial companies.

Specializing in Italian banking foundations, set up LAF Lexfin Financial Architecture. Consultant for several Italian banking foundations, ie Fondazione Caritro, Trento and Rovereto. Responsible for marketing department southern Europe, United States, Middle East and Latin America. Set up Primafin SA, Lexfin’s representative office in Brasil.

Board member and Director of Tifin SA, Lugano; CoMeta, pension fund in Italy, Rome / Milan; Tower Spa, insurance broker, Vicenza, Italy.

Registered as Financial Fiduciary of Canton Ticino since 1992. April 1990 September 1991: Surfid SA, Lugano, Switzerland Financial analyst

BPCM, financial advisory to institutional clients in southern Europe and Ticino. Specializing in Far East stock markets, i.e. Japanese stock market. Advising clients on investment strategies. Executive, junior officer. Stages in London, Geneva and Zürich.

January 1987 September 1987:

Nomura Securities, Lugano and Zurich, Switzerland Financial advisory to institutional and private clients in southern Europe and in Ticino. Specializing in investment strategies Asian equity markets, i.e. Nikkei and the Topix. Stages on derivatives, warrants and covered warrants, in addition to fixed and floating rate bonds and swaps.

December 1984 October 1986:

ICRC, International Committee of the Red Cross, Geneva, Switzerland ICRC, Field delegate. Mission in Angola, Africa. Aid development and support to the victims of war. Head of the Provincial Delegation of Lobito.

Nicola Gagliardi

01/01/2013–Present Founder Partner – Enumera - Tax and corporate consultancy firm that provides a complete and highly professional range of services:

●	Tax and accounting services

●	Business consulting

●	Company restructuring

●	Real Estate advisory

●	Support to international groups

01/01/2006–31/12/2012 Associate - Sinthema Professionisti Associati—Associate Partner in Sinthema Professionisti Associati, a tax and corporate consultancy firm that provides a complete and highly professional range of services (regarding financial, corporate, tax and accounting matters) to both Italian companies and those that operate on an international level

University Degree in Business Administration

University of Venice - Ca’ Foscari

CPA - Dottore Commercialista

Related Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

There are no family relationships between our officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, this company was owed $20,364 and $18,964, which have been included in accounts payable – related parties. During the years ended December 31, 2017 and 2016, the Company paid $112,085 and $101,511 to this company.

The Company received shareholder loans from a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, the balance of the loans were $333,784 and $194,540, the change resulting from an additional loan of $100,300 (see Note 3) and the remainder from the foreign currency translation.

As of December 31, 2017 and 2016, the Company owed $299,465 and $52,678 to one of the shareholders who is also the Chief Executive Officer of the Company (See Note 3), the change resulting from additional loans of $236,677 (see Note 3) and the remainder from the foreign currency translation.

As of December 31, 2017 and 2016, the Company owed shareholders other than those described above $609,710 and $536,262.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. None of our directors received any compensation for their services.

Committees of the Board of Directors

At this time, our Board does not have any committees. The Board plans to designate an Audit Committee, Compensation Committee and Nominating and Governance Committee in the future.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION.

During the period from inception through December 31, 2017 we have paid no executive compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017:

None.

OUTSTANDING EQUITY AWARDS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s Ordinary Shares as of December 31, 2017, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the Company’s outstanding Ordinary Shares. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned	Capacity

Enrico Dal Monte (4)	2,295,100	25.22%	CEO & Director

Brunello Pianca	898,000	9.87%	CFO, Chairman and Director

Nicola Gagliardi	0	0.00%	Director

All officers and directors as a group (three persons)	3,193,100	35.09%

Five Percent (5%) Holders:

Matia Sistigu	1,442,952	15.86%	Five percent holder
Marco Paolucci	1,442,952	15.86%	Five percent holder
Silbiotec Uno SA (3)	1,594,872	17.53%	Five percent holder

(1) This table is based upon 9,100,000 Ordinary Shares issued and outstanding as December 31, 2017.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Ordinary Shares subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. There are no Warrants or stock options outstanding as of the date of this Prospectus.

(3) The beneficial owner of Silbiotec Uno SA is Enrico Dal Monte. These shares have also been included in the number of shares owned by Mr. Dal Monte in the above table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, this company was owed $20,364 and $18,964, which have been included in accounts payable – related parties. During the years ended December 31, 2017 and 2016, the Company paid $112,085 and $101,511 to this company.

The Company received shareholder loans from a company in which the Chief Executive Officer has a material interest. As of December 31, 2017 and 2016, the balance of the loans were $333,784 and $194,540, the change resulting from an additional loan of $100,300 (see Note 3) and the remainder from the foreign currency translation.

As of December 31, 2017 and 2016, the Company owed $299,465 and $52,678 to one of the shareholders who is also the Chief Executive Officer of the Company (See Note 3), the change resulting from additional loans of $236,677 (see Note 3) and the remainder from the foreign currency translation.

As of December 31, 2017 and 2016, the Company owed shareholders other than those described above $609,710 and $536,262.

Director Independence

As of March 8, 2018, only one (1) of our three (3) directors, Nicola Gagliardi is considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining two (2) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and December 31, 2016, were approximately $55,000 and $32,500, respectively.

Tax Fees

No fees were billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2017 and December 31, 2016.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2017 and December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Morison Cogen LLP, Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2017 and 2016 (audited)

●	Statements of Operations for the years ended December 31, 2017 and December 31, 2016 (audited)

●	Statements of Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016 (audited)

●	Statement of Cash Flows for the years ended December 31, 2017 and December 31, 2016 (audited)

●	Notes to Financial Statements (audited)

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XTRIBE P.L.C.
(Registrant)

By:	/s/ Enrico Dal Monte
Enrico Dal Monte
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 2, 2018

By:	/s/ Brunello Pianca
Brunello Pianca
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Enrico Dal Monte
Enrico Dal Monte
Chief Executive Officer and Director

Date: April 2, 2018

By:	/s/ Brunello Pianca
Brunello Pianca
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 2, 2018

By:	/s/ Nicola Gagliardi
Nicola Gagliardi
Director

Date: April 2, 2018

