Form 10-Q
period 2018-03-31
XTribe P.L.C.
filed 2018-05-21
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2018

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

There were 9,100,000 shares outstanding of registrant’s Ordinary Shares as of May 15, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$80,696	$41,870
Prepaid expenses	39,087	431
Other receivable, net of allowance of $296,991 and $285,561	-	-

TOTAL CURRENT ASSETS	119,783	42,301

SOFTWARE
Software, net of accumulated amortization of $65,787 and $59,648	26,019	26,924

OTHER ASSETS
Deposits	2,550	2,550

TOTAL ASSETS	$148,352	$71,775

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$231,194	$236,040
Accounts payable - related party	-	20,346
Loan payable - other	166,302	101,818
Loans payable - shareholders	997,455	1,141,141

TOTAL CURRENT LIABILITIES	1,394,951	1,499,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	309,400	309,400

Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 579,538 shares issued and outstanding at March 31, 2018 and 0 shares issued and outstanding at December 31, 2017	19,704	-

Ordinary shares subscribed	35,340	-

Subscription receivable	(35,340)	-

Additional paid in capital	1,978,131	1,268,764

Accumulated deficit	(3,445,347)	(2,941,411)

Accumulated other comprehensive loss	(108,487)	(64,323)

SHAREHOLDERS’ DEFICIT	(1,246,599)	(1,427,570)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$148,352	$71,775

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2018	March 31, 2017

SALES	$-	$-

OPERATING EXPENSES
General and administrative	312,354	61,806
Sales and marketing	97,230	45,823
Research and development	94,352	104,201
Total operating expenses	503,936	211,830

NET LOSS	$(503,936)	$(211,830)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.05)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,468,497	9,000,000

See the accompanying notes to the condensed consolidated financial statements.

F-2

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the quarter ended
	March 31, 2018	March 31, 2017

NET LOSS	$(503,936)	$(211,830)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(44,164)	(4,800)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(44,164)	(4,800)

COMPREHENSIVE LOSS	$(548,100)	$(216,630)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2018

	Ordinary		Ordinary						Accumulated
	Shares Series A		Shares Series B		Ordinary		Additional		Other
	Number of		Number of		Shares	Subscription	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Income	Total
Balance December 31, 2017 (Audited)	9,100,000	$309,400	-	$-	$-	$-	$1,268,764	$(2,941,411)	$(64,323)	$(1,427,570)

Sale of ordinary shares - Series B	-	-	351,500	11,951	35,340	(35,340)	416,338	-	-	428,289
Settlement of loans payable -shareholder for ordinary shares - Series B	-	-	228,038	7,753	-	-	293,029	-	-	300,782
Net loss	-	-	-	-	-	-	-	(503,936)	-	(503,936)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(44,164)	(44,164)

Balance March 31, 2018 (Unaudited)	9,100,000	$309,400	579,538	$19,704	$35,340	$(35,340)	$1,978,131	$(3,445,347)	$(108,487)	$(1,246,599)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(503,936)	$(211,830)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,389	3,776
(Increase) decrease in assets
Prepaid expenses	(17,794)	-
Other receivable	-	65,892
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(72,266)	(121,064)
Accounts payable - related party	20,346	-

Net cash used in operating activities	(569,261)	(263,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,789)	-
Net cash used in investing activities	(2,789)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	60,743
Proceeds from loans payable -shareholder	123,817	-
Sale of ordinary shares, Series B	428,289	-

Net cash provided by financing activities	612,849	-

EFFECT OF EXCHANGE RATE ON CASH	(1,973)	15,742

NET DECREASE IN CASH AND CASH EQUIVALENTS	38,826	(247,484)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	41,870	427,777

CASH AND CASH EQUIVALENTS - END OF PERIOD	$80,696	$180,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Settlement of loans payable -shareholder for ordinary shares - Series B	$300,782	$-

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

On March 9, 2018, XTRIBE, P.L.C. formed a wholly owned subsidiary, XTRIBE SUISSE SA in Switzerland. This corporation wll be responsible for operations in Switzerland.

XTRIBE P.L.C. and its subsidiaries are collectively referred to as the “Company.”

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”) and US dollars, while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expenses were foreign currency transaction losses of $52,577 and $6,097 for the three months ended March 31, 2018 and 2017.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $9,163 and $36,808 for the three months ended March 31, 2018 and 2017, and are included in sales and marketing expenses.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three months ended March 31, 2018 and 2017 were $94,352 and $104,201.

Software development costs that were incurred during the three months ended March 31, 2018 and 2017 have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of March 31, 2018 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2018.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through June 2018.

NOTE 3 – OTHER RECEIVABLE

On September 30, 2016, the Company entered into an agency agreement whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of September 30, 2016. Therefore, the amount of $351,296 was billed to the agent in British pounds (£262,288) and was to be paid by December 31, 2016 and has been recorded as other receivable. As a result of fluctuations in the exchange rates the amount of the other receivable was $296,991 as of March 31, 2018. The Company has extended the payment terms of the receivable, as the amounts due are from a vendor. The Company has fully reserved this receivable.

NOTE 4 – LOANS PAYABLE – OTHER

During the three months ended March 31, 2018, the Company issued an additional $60,743 in loans payable.

The loans are interest-free and unsecured with no formal repayment terms. The balance of the loans payable – other at March 31, 2018 and December 31, 2017 was $166,302 and $101,818. The increase in value in the account, after considering the $60,743 additional loan, as of March 31, 2018 compared to December 31, 2017 relates to the change in the foreign exchange rate.

NOTE 4 – LOANS PAYABLE – SHAREHOLDERS

On January 10, 2018, the Company obtained a loan from a shareholder in the amount of $123,187 (See Note 8). Additionally, during the first quarter, this shareholder exchanged $300,782 of this loan for 228,038 ordinary shares Series B of the Company.

The loans are interest-free and unsecured with no formal repayment terms. The decrease in value in the account, after considering the $123,187 additional loan and the exchange of shares, as of March 31, 2018 compared to December 31, 2017 relates to the change in the foreign exchange rate.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2018, and there was no accrual for uncertain tax positions as of March 31, 2018. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – SHAREHOLDERS’ EQUITY

During the first quarter of 2018, the Company sold 351,500 ordinary shares Series B for $466,629 and exchanged 228,038 ordinary shares Series B for $300,782 in loans payable – shareholder.

The ordinary shares Series B have no voting rights and are not negotiable in the United States.

NOTE 7 – OPERATING LEASES

As of March 31, 2018, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Financial Officer has a material interest. As of March 31, 2018 and December 31, 2017, this company was owed $0 and $20,364. During the three months ended March 31, 2018 and 2017, the Company expensed $32,801 and $37,225 to this company.

The Company has a consulting arrangement with a company in which the Chief Financial Officer is a director. As of March 31, 2018 and December 31, 2017, this company was owed $0. During the three months ended March 31, 2018 and 2017, the Company expensed $78,966 and $59,680.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of March 31, 2018 and December 31, 2017, the balance of the loans was $343,260 and $333,784, the change in the balance resulting from the foreign currency translation.

As of March 31, 2018 and December 31, 2017, the Company owed $131,882 and $299,465 to one of the shareholders who is also the Chief Financial Officer of the Company (See Note 3).

At March 31, 2018 and December 31, 2017, the Company owed shareholders other than those described above $522,313 and $507,892.

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

To date we have not generated material revenues. Commencing in 2018, we expect to generate revenue streams through the use of our fully developed and operational application by its registered users. The Company is currently only operating in Italy, but plans to expand its operations to the United States and other selected markets in the next 12-24 months.

As of March 31, 2018, the Company had $80,696 cash on hand which management believes is sufficient to fund expenses of operation through mid-2018. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended March 31, 2018 and 2017. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2018 and 2017, we have not generated any sales. For the three months ended March 31, 2018 and 2017, we had a net loss of $503,936 and $211,830.

General and Administrative Expenses

General and administrative expenses increased by $250,548 to $312,354 for the three months ended March 31, 2018 and 2017 from $61,806 for the three months ended March 31, 2017. The increase resulted from increases in consulting fees, distribution costs, management fees, payroll, professional fees and foreign exchange losses. Consulting fees related to the formation and management of XTribe SA. Distribution costs have increased because of the activity on the platform. Management fees relate to the formation of XTribe SA. With growth and the addition of XTRIBE US, the Company has had to add additional management which is included in management fees and payroll expenses. Professional fees have also increase related to XTRIBE US having to report quarterly as well as forming XTRIBE SA and the additional costs of compliance related to to these entities.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 were $97,230 as compared to $45,823 for the three months ended March 31, 2017, an increase of $51,407. This is a result of the Company’s expanding its marketing campaign during the three months ended March 31, 2018 to increase market awareness.

Research and Development

Research and development expenses were $94,352 and $104,201 for the three months ended March 31, 2018 and 2017, a decrease of $9,849. The decrease is related to less software development enhancements required during the three months ended March 31, 2018.

Liquidity and Capital Resources

As of May 21, 2018 we had cash on hand of approximately $70,000.

Net cash used in operating activities increased by $306,035 to $569,261 for the three months ended March 31, 2018 as compared to $263,226 for the three months ended March 31, 2017. The increase resulted primarily from the net loss, decreases in accounts payable and accrued expenses.

Net cash provided used in investing activities increased by $2,789 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. The increase resulted from the acquisition of equipment for XTRIBE US.

Net cash provided by financing activities increased by $612,849 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. The increase resulted from proceeds from loans from shareholders and others and sales of ordinary shares – Series B.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2018 through May 15, 2018, which were not registered under the Securities Act:

None.

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

XTRIBE P.L.C.

May 21, 2018	By:	/s/ Enrico dal Monte
Enrico dal Monte, Chief Executive Officer

