Form 10-Q
period 2018-06-30
XTribe P.L.C.
filed 2018-08-20
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2018

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

There were 9,100,000 shares outstanding of registrant’s Ordinary Shares as of August 17, 2018.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,444	$41,870
Prepaid expenses	13,481	431
Other receivable	-	-

TOTAL CURRENT ASSETS	62,925	42,301

SOFTWARE
Software, net of accumulated amortization of $66,748 and $59,648	20,422	26,924

OTHER ASSETS
Deposits	2,550	2,550

TOTAL ASSETS	$85,897	$71,775

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,681	$236,040
Accounts payable - related party	-	20,346
Loan payable - other	157,688	101,818
Loans payable - shareholders	1,078,288	1,141,141

TOTAL CURRENT LIABILITIES	1,510,657	1,499,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	309,400	309,400

Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 579,538 shares issued and outstanding at June 30, 2018 and 0 shares issued and outstanding at December 31, 2017	19,704	-

Additional paid in capital	2,013,471	1,268,764

Accumulated deficit	(3,728,564)	(2,941,411)

Accumulated other comprehensive loss	(38,771)	(64,323)

SHAREHOLDERS’ DEFICIT	(1,424,760)	(1,427,570)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,897	$71,775

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

SALES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	153,455	238,333	465,809	300,139
Sales and marketing	42,278	75,592	139,508	121,415
Research and development	87,484	127,542	181,836	231,743
Total operating expenses	283,216	441,467	787,153	653,297

NET LOSS	$(283,216)	$(441,467)	$(787,153)	$(653,297)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.03)	$(0.05)	$(0.08)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,679,538	9,014,444	9,582,948	9,007,223

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET LOSS	$(283,216)	$(441,468)	$(787,153)	$(653,297)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments, net of tax	69,716	(47,934)	25,552	(52,734)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	69,716	(47,934)	25,552	(52,734)

COMPREHENSIVE LOSS	$(213,500)	$(489,402)	$(761,601)	$(706,031)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2018

	Ordinary Shares Series A		Ordinary Shares Series B		Ordinary		Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Shares Subscribed	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Total
Balance December 31, 2017 (Audited)	9,100,000	$309,400	-	$-	$-	$-	$1,268,764	$(2,941,411)	$(64,323)	$(1,427,570)

Sale of ordinary shares - Series B	-	-	351,500	11,951	35,340	(35,340)	416,338	-	-	428,289
Settlement of loans payable -shareholder for ordinary shares - Series B	-	-	228,038	7,753	-	-	293,029	-	-	300,782
Settlement of Subscription receivable for reduction of loan payable - shareholder					(35,340)	35,340	35,340		-	35,340
Net loss	-	-	-	-	-	-	-	(787,153)	-	(787,153)
Cumulative translation adjustment	-	-	-	-	-	-		-	25,552	25,552

Balance June 30, 2018 (Unaudited)	9,100,000	309,400	579,538	19,704	-	-	2,013,471	(3,728,564)	(38,771)	(1,424,760)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(787,153)	$(653,297)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & Amortzation	8,688	7,790

(Increase) decrease in assets
Prepaid expenses	(13,049)	-
Other receivable	-	71,955
Deposits	-	(2,550)

Increase (decrease) in liabilities
Accounts payable and accrued expenses	38,641	(53,001)
Accounts payable - related party	(20,346)	-

Net cash used in operating activities	(773,219)	(629,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software & equipment	(2,716)	-
Net cash used in investing activities	(2,716)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	55,870	-
Proceeds from loans payable - Shareholder	341,161	103,141
Sale of common stock	-	603,540
Sale of ordinary shares, Series B	428,289	-

Net cash provided by financing activities	825,320	706,681

EFFECT OF EXCHANGE RATE ON CASH	(41,811)	(2,960)

NET DECREASE IN CASH AND CASH EQUIVALENTS	7,574	74,619

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	41,870	427,777

CASH AND CASH EQUIVALENTS - END OF PERIOD	$49,444	$502,396

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Settlement of loans payable -shareholder for ordinary shares - Series B	$336,122	$-

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

On March 9, 2018, XTRIBE, P.L.C. formed a wholly owned subsidiary, XTRIBE SUISSE SA in Switzerland. This corporation will be responsible for operations in Switzerland.

XTRIBE P.L.C. and its wholly owned subsidiaries are collectively referred to as the “Company.”

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2018 and its results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”) and US dollars, while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction gain of $10,095 and loss of $42,483 for the three and six months ended June 30, 2018 and foreign transaction losses of $5,652 and $11,737 for the three and six months ended June 30, 2017.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $11,379 and $20,542 for the three and six months ended June 30, 2018 and $10,722 and $47,530 for the three and six months ended June 30, 2017 and are included in sales and marketing expenses.

Basic and Diluted Net Income per Share of Ordinary Shares

The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for all periods presented and because the Company has no ordinary share equivalents, the amounts reported for basic and diluted loss per share were the same.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and six months ended June 30, 2018 were $87,484 and $181,836 and were $99,651 and $231,743 for the three and six months ended June 30, 2017.

Software development costs that were incurred during the three and six months ended June 30, 2018 and 2017 have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of June 30, 2018, and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2018.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through September 30, 2018.

NOTE 3 – OTHER RECEIVABLES

On September 30, 2016, the Company entered into an agency agreement whereby the agent would receive five percent of all sales that the agent introduced to the Company. In addition, the agent would reimburse the Company 55 percent of the software development costs that the Company had expended, which were $638,720 as of September 30, 2016. Therefore, the amount of $351,296 was billed to the agent in British pounds (£262,288) and was to be paid by December 31, 2016 and has been recorded as other receivable. In 2017, the Company established 100% reserve for this receivable and wrote-off the receivable against this reserve as of June 30, 2018.

NOTE 4-A – LOANS PAYABLE – OTHER

During the three months ended March 31, 2018, the Company issued an additional $55,870 in loans payable.

The loans are interest-free and unsecured with no formal repayment terms.

During the three months ended June 30, 2018, the Company issued no additional loans payable.

NOTE 4-B – LOANS PAYABLE – SHAREHOLDERS

During the first quarter ended March 31, 2018, a shareholder and officer of the Company exchanged $300,782 of a loan for 228,038 ordinary shares Series B of the Company.

In June 2018, above shareholder exchanged $35,340 from his loan balance for settlement of an outstanding subscription receivable.

During the six months ended June 30, 2018 certain shareholders and officer of the Company loaned the Company $341,161.The loans are interest-free and unsecured with no formal repayment terms.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2018, and there was no accrual for uncertain tax positions as of June 30, 2018. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2018, the Company sold 351,500 ordinary shares Series B for $428,289 ,exchanged 228,038 ordinary shares Series B for $336,122 in loans payable – shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable - shareholder.

The ordinary shares Series B have no voting rights and are not negotiable in the United States but are included in earnings per share calculation.

NOTE 7 – OPERATING LEASES

As of June 30, 2018, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Financial Officer has a material interest. As of June 30, 2018, and December 31, 2017, this company was owed $0 and $20,364. During the three and six months ended June 30, 2018 the Company paid $31,940 and $31,940 to this company. During the three and six months ended June 30, 2017, the Company paid $30,256 and $67,481 to this company.

The Company has a consulting arrangement with a company in which a director of the Company is a director. As of June 30, 2018, and December 31, 2017, this company was owed $21,561 and $0. During the three and six months ended June 30, 2018 the Company paid $78,966 and $146,395. During the three and six months ended June 30, 2017 the Company paid $59,680 and $136,122.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of June 30, 2018, and December 31, 2017, the balance of the loans was $317,636 and $333,784, the change in the balance resulting from the foreign currency translation.

As of June 30, 2018, and December 31, 2017, the Company owed $100,314 and $299,465 to one of the shareholders who is also the Chief Financial Officer of the Company.

At June 30, 2018 and December 31, 2017, the Company owed shareholders other than those described above $660,338 and $507,892.

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

As of June 30, 2018, the Company had $49,580 cash on hand which management believes is sufficient to fund expenses of operation through September 30, 2018. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended June 30, 2018 and 2017. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2018 and 2017, we have not generated any sales. For the three months ended June 30, 2018 and 2017, we had a net loss of $283,216 and $441,467.

General and Administrative Expenses

General and administrative expenses decreased by $84,878 to $153,455 for the three months ended June 30, 2018 from $238,333 for the three months ended June 30, 2017. The decrease resulted primarily from combined net decreases in management, consulting offset by an increase in professional fees during the three months ended June 30, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 were $42,278 as compared to $75,592 for the three months ended June 30, 2017, a decrease of $33,314. The decrease resulted primarily from combined net decreases in sales and marketing expenses during the three months ended June 30, 2018.

Research and Development

Research and development expenses were $87,484 and $127,542 for the three months ended June 30, 2018 and 2017, a decrease of $40,058. The decrease is related to a reduction in research and development activity required during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the six months ended June 30, 2018 and 2017. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2018 and 2017, we have not generated any sales. For the six months ended June 30, 2018 and 2017, we had a net loss of $787,153 and $653,297.

General and Administrative Expenses

General and administrative expenses increased by $165,670 to $465,809 for the six months ended June 30, 2018 from $300,139 for the six months ended June 30, 2017. The increase resulted primarily from increases in professional fees and increase in employee head count and corresponding increase in payroll costs.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 were $139,508 as compared to $121,415 for the six months ended June 30, 2017, an increase of $18,093. This is a result of the Company’s continuing marketing campaign during the six months ended June 30, 2018 to increase market awareness.

Research and Development

Research and development expenses were $181,836 and $231,743 for the six months ended June 30, 2018 and 2017, a decrease of $49,907. The decrease is related to a reduction in research and development required during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of August 20, 2018, we had cash on hand of approximately $28,118.

Net cash used in operating activities increased by $144,116 to $773,219 for the six months ended June 30, 2018 as compared to $629,103 for the six months ended June 30, 2017. The increase resulted primarily from the net loss.

Net cash provided by financing activities increased by $118,639 to $825,320 for the six months ended June 30, 2018 as compared to $706,681 for the six months ended June 30, 2017. The increase resulted from proceeds from loans from shareholders and sales of Series B ordinary shares.

As we have not realized any revenues since our inception, we have financed our operations through private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements.

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

XTRIBE P.L.C.

August 20, 2018	By:	/s/ Enrico dal Monte
Enrico dal Monte,
Chief Executive Officer

