Form 10-Q
period 2018-09-30
XTribe P.L.C.
filed 2018-11-19
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

XTRIBE P.L.C.

(Exact name of small business issuer as specified in its charter)

England and Wales	333-214799	Not Applicable
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

37-38 Long acre

WC2E9JT London

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

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,220	$41,870
Prepaid expenses	15,516	431
Other receivable	49,683	-

TOTAL CURRENT ASSETS	106,419	42,301

TANGINBLE ASSETS
Machinery and Equipment net of accumulated depreciation	8,197	-

INTANGIBLE ASSETS
Software, net of accumulated amortization	12,356	26,924
Goodwill	20,397	-

OTHER ASSETS
Deposits	6,058	2,550

TOTAL ASSETS	$153,427	$71,775

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$604,690	$236,040
Accounts payable - related party	-	20,346
Loan payable - other	318,699	101,818
Loans payable - shareholders	1,079,339	1,141,141

TOTAL CURRENT LIABILITIES	2,002,728	1,499,345

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	309,400	309,400

Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 579,538 shares issued and outstanding at September 30, 2018 and 0 shares issued and outstanding at December 31, 2017	19,704	-

Additional paid in capital	2,013,471	1,268,764

Accumulated deficit	(4,151,283)	(2,941,411)

Accumulated other comprehensive loss	(40,593)	(64,323)

SHAREHOLDERS’ DEFICIT	(1,849,301)	(1,427,570)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$153,427	$71,775

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

SALES	$17,580	$-	$17,580	$-

OPERATING EXPENSES
General and administrative	359,760	156,895	825,569	457,034
Provision for bad debts	-	272,186	-	272,186
Sales and marketing	(1,589)	95,895	137,919	217,310
Research and development	82,128	151,670	263,964	383,413
Total operating expenses	440,299	676,646	1,227,452	1,329,943

NET LOSS	$(422,719)	$(676,646)	$(1,209,872)	$(1,329,943)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE	$(0.04)	$(0.07)	$(0.13)	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,679,538	9,100,000	9,615,145	9,038,889

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

NET LOSS	$(422,719)	$(676,646)	$(1,209,872)	$(1,329,943)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments, net of tax	1,823	(33,016)	23,730	(85,750)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	1,823	(33,016)	23,730	(85,750)

COMPREHENSIVE LOSS	$(420,896)	$(709,662)	$(1,186,142)	$(1,415,693)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Nine Months Ended September 30, 2018

	Ordinary Shares Series A	Ordinary Shares Series B							Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Ordinary Shares Subscribed	Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance December 31, 2017 (Audited)	9,100,000	$309,400	-	$-	$-	$-	$1,268,764	$(2,941,411)	$(64,323)	$(1,427,570)

Sale of ordinary shares - Series B	-	-	351,500	11,951	35,340	(35,340)	416,338	-	-	428,289
Settlement of loans payable -shareholder
for ordinary shares - Series B	-	-	228,038	7,753			293,029	-	-	300,782
Settlement of subscriptions receivable
for reduction of loans payable - shareholder	-	-	-	-	(35,340)	35,340	35,340	-	-	35,340
Net loss	-	-	-	-	-	-	-	(1,209,872)	-	(1,209,872)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	23,730	23,730
Balance September 30, 2018 (Unaudited)	9,100,000	$309,400	579,538	$19,704	$-	$-	$2,013,471	$(4,151,283)	$(40,593)	$(1,849,301)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,209,872)	$(1,329,943)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation & Amortization	12,912	11,951
Provision for bad debts	-	272,186
(Increase) decrease in assets, net of acquisition:
Prepaid expenses	(6,297)	(616)
Other receivable	(20,065)	69,764
Deposits	24	-

Increase (decrease) in liabilities, net of acquisition:
Accounts payable and accrued expenses	299,825	(75,550)
Accounts payable - related party	(20,346)	-

Net cash used in operating activities	(943,819)	(1,052,208)

CASH FLOWS FROM INVESTING ACTIVIITES
Investment in subsidiary	(17,521)	-
Cash acquired in acquisition	1,687	-
Purchase of software & equipment	(2,243)	(1,523)
Net cash used in investing activities	(18,077)	(1,523)
CASH FLOWS FROM FINANCING ACTIVIITES
Proceeds from loans payable	216,881	-
Proceeds from loans payable - Shareholder	343,942	100,300
Sale of common stock	-	600,000
Sale of ordinary shares, Series B	428,289	-

Net cash provided by financing activities	989,112	700,300

EFFECT OF EXCHANGE RATE ON CASH	(27,866)	10,125

NET DECREASE IN CASH AND CASH EQUIVALENTS	(650)	(343,306)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	41,870	427,777
CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,220	$84,471

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Settlement of loans payable -shareholder for ordinary shares - Series B	$336,122	$-

Goodwill	$20,397	$-

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

On June 5, 2018 (for accounting purposes the effective date is July 1,2018), XTRIBE P.L.C. acquired 100% of interest in X-SOLUTION S.R.L. This corporation will be responsible for operations in Italy.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. As such, the information included in these financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2018 and its results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements

Revenue Recognition

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”) and US dollars, while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction gain of $12,850 and loss of $48,553 for the three and nine months ended September 30, 2018 and foreign currency transaction gains of $13,527 and $1,790 for the three and nine months ended September 30, 2017.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5,776 and $26,559 for the three and nine months ended September 30, 2018 and $16,585 and $64,115 for the three and nine months ended September 30, 2017 and are included in sales and marketing expenses.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three and nine months ended September 30, 2018 were $82,128 and $263,964 and were $151,670 and $383,413 for the three and nine months ended September 30, 2017.

Software development costs that were incurred during the three and nine months ended September 30, 2018 and 2017 have been expensed as incurred and recorded in research and development costs in the statement of operations.

Recently Adopted Accounting Pronouncements

As of September 30, 2018, and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2018.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 31, 2018.

NOTE 3 – Acquisition of X-SOLUTION S.R.L.

On June 5, 2018 XTRIBE P.L.C. (the “Company”) acquired 100% of interest in X-SOLUTION S.R.L. for $17,521 (EURO 15,000). For accounting purposes, the effective date of the acquisition is July 1, 2018. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of identifiable net assets is recorded as goodwill.

The purchase price allocation was estimated based on X-SOLUTION S.R.L. historical financial information reflecting International Financial Reporting Standards (“IFRS”) adjusted to U.S. Generally Accepted Accounting Principles (“GAAP”). Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the July 1, 2018, effective date of the transaction’s closing:

Recognized amounts of identifiable assets acquired, and liabilities assumed at fair value of X-SOLUTION S.R.L.:

Cash and cash equivalents	$1,687
Accounts receivable, net	50,641
Prepaid expenses and other current assets	8,787
Preliminary costs, net	-
Development costs	-
Equipment, net	472
Furniture, net	1,450
Office equipment, net	2,882
Deposits	3,532
Accounts payable and accrued expenses	(72,329)
Total identifiable net assets - Fair value	(2,877)

Acquisition date Fair value of X-SOLUTION S.R.L.	17,521

Goodwill	$20,397

The following unaudited pro forma consolidated financial data of XTRIBE P.L.C. has been prepared by applying pro forma adjustments to XTRIBE P.L.C. and X-SOLUTION S.R.L.’s historical financial statements to reflect the acquisition of X-SOLUTION S.R.L., an Italian company. The unaudited pro forma consolidated financial data does not purport to represent what the financial condition would have been on July 1, 2018 (the effective acquisition date), nor do they purport to project the results of operations or financial condition for any future period or as of any future date.

The unaudited pro forma consolidated balance sheet presented below assumes that the acquisition occurred on June 30, 2018.

Unaudited Pro Forma Consolidated Balance Sheet

as of June 30, 2018

	Xtribe PLC historical	X-Solution SRL (IFRS) converted to USD	X-Solution SRL US GAAP adjustments	Pro forma adjustments	Notes	Pro forma combined
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,444	$1,686	$-	$-		$51,130
Accounts receivable, net	-	120,727	(70,084)		3	29,618
				(21,025)	4-c
Prepaid expenses and other current assets	13,481	8,787	-	-		22,268
TOTAL CURRENT ASSETS	62,925	131,200	(70,084)	(21,025)		103,016

Equipment, net	-	472	-	-		472
Furniture, net	-	1,450	-	-		1,450
Office equipment, net	-	2,882	-	-		2,882
Goodwill	-	-	-	20,397	4-a	20,397
Software, net	20,422	-	-	-		20,422
Preliminary costs, net	-	185,353	(185,353)	-	2-a	-
Development costs	-	131,892	(131,892)	-	2-b	-
OTHER ASSETS
Deposits	2,550	3,532	-	-		6,082
Investment - X-Solution SRL	-	-	-	17,521	4-b	-
				(17,521)	4-f
TOTAL ASSETS	$85,897	$456,781	$(387,329)	$(628)		$154,721

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,681	$443,010	$(370,681)		2-a	$343,505
				$17,521	4-b
				(21,025)	4-c
Loans payable other	157,688	-	-	-		157,688
Loans payable shareholders	1,078,288	-	-	-		1,078,288
TOTAL CURRENT LIABILITIES	1,510,657	443,010	(370,681)	(3,504)		1,579,481

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT

Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at June 30, 2018	309,400	11,680	-	(11,680)	4-f	309,400
Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 579,538 shares issued and outstanding at June 30, 2018	19,704	-	-	-		19,704

Additional paid in capital	2,013,471	-	-	-		2,013,471
Accumulated deficit	(3,728,564)	3,011	(16,648)	13,636		(3,728,564)
					2-a
					2-b
					2-c
					3
					4-f
Accumulated other comprehensive loss	(38,771)	(920)	-	920	4f	(38,771)
SHAREHOLDERS’ DEFICIT	(1,424,760)	13,771	(16,648)	2,876		(1,424,760)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,897	$456,781	$(387,329)	$(628)		$154,721

The unaudited pro forma consolidated statements of operations presented below assumes that the acquisition occurred on January 1, 2017.

	Unaudited Pro Forma Consolidated Statement of Operations as of June 30, 2018						Unaudited Pro Forma Consolidated Statement of Operations as of December 31, 2017

	Xtribe PLC	X-Solution SRL (IFRS) converted to	X-Solution SRL US GAAP	Pro forma		Pro forma	Xtribe PLC	X-Solution SRL (IFRS) converted to	X-Solution SRL US GAAP	Pro forma		Pro forma
	historical	USD	adjustments	adjustments	Notes	combined	historical	USD	adjustments	adjustments	Notes	combined

SALES	$-	$191,512	$-	$(164,251)	4-d	$27,261	$-	$388,681	$-	$(261,568)	4-e	$127,113

OPERATING EXPENSES
General and administrative	465,809	193,725	(37,978)	-	2-c	621,556	695,916	384,535	(71,892)	-	2-d	1,008,558
Sales and marketing	139,508	-	-	-		139,508	325,551	1,689	-	-		327,240
Research and development	181,836	-	-	(164,251)	4-d	17,585	468,657	-	127,111		2-e	334,200
										(261,568)	4-e
Provision for bad debts	-	-	-	-		-	273,270	-	-			273,270
Total operating expenses	787,153	193,725	(37,978)	(164,251)		778,649	1,763,394	386,224	55,219	(261,568)		1,943,268

LOSS BEFORE OTHER INCOME	(787,153)	(2,213)	37,978	-		(751,388)	(1,763,394)	2,457	(55,219)	-		(1,816,155)

OTHER INCOME
Interest income	-	-	-	-		-	-	1	-	-		1
	-	-	-	-		-	-	1	-	-		1
OTHER EXPENSES
Interest Expense	-	-	-	-		-	-	8	-	-		8
	-	-	-	-		-	-	8	-	-		8
NET LOSS ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(787,153)	$(2,213)	$37,978	$-		$(751,388)	$(1,763,394)	$2,450	$(55,219)	$-		$(1,816,162)

BASIC AND DILUTED NET LOSS PER ORDINARY SHARE ATTRIBUTABLE TO ORDINARY SHAREHOLDERS	$(0.08)	$(22.13)				$(0.08)	$(0.19)	$24.50				$(0.20)

BASIC AND DILUTED WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING	9,582,948	100				9,582,948	9,100,000	100				9,100,000

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

Pro Forma adjustments:

1 - IFRS to U.S. GAAP and accounting policy adjustments

X-SOLUTION S.R.L. historical financial statements have been prepared in accordance with IFRS as issued by the International Accounting Standards Board (“IASB”), which differs in certain respects from U.S. GAAP, and are reported in Euros. X-Solution S.R.L.’s historical figures in the pro forma have been translated from Euros to U.S. Dollars and the pro forma statements include adjustments to a U.S. GAAP basis.

X-SOLUTION S.R.L. historical financial information has been translated as follows:

●	the unaudited pro forma balance sheet has been translated at the closing rate of 1.16806 U.S. Dollars to one Euro, as of June 30, 2018.
●	the unaudited pro forma statement of operations for the six months ended June 30, 2018 has been translated using the average exchange rate for the period of 1.19891 U.S. Dollars to one Euro.
●	the unaudited pro forma statement of operations for the year ended December 31, 2017 has been translated using the average exchange rate for the period of 1.12571 U.S. Dollars to one Euro.

The following adjustments have been made to X-SOLUTION S.R.L. historical financial information to present it on a U.S. GAAP basis and conform to XTRIBE P.L.C. accounting policies for the purposes of the pro forma financial information:

2 - Adjustments to intangible assets

Balance Sheet adjustments as of June 30, 2018:

(a)	Preliminary costs, net, as of June 30, 2018 in the amount of $185,353 are written off as expenses under U.S. GAAP. In order to be consistent with XTRIBE P.L.C.’s books, $370,681 of accounts payable were written off against accumulated deficit since XTRIBE P.L.C. wrote off in its books the balance of the accounts receivable in 2017.
(b)	Development costs as of June 30, 2018 in the amount of $131,892 are written off as expenses under U.S. GAAP.

Profit and Loss adjustment for the period January 1, 2018 to June 30, 2018:

(c)	Depreciation expense of $37,978 is reversed since the intangible assets are expensed as incurred under U.S. GAAP.

Profit and Loss adjustments for the period January 1, 2017 to December 31, 2017:

(d)	Depreciation expense in the amount of $71,892 is reversed since the intangible assets are expensed as incurred under US GAAP.
(e)	In 2017 the intangible costs were recorded as capitalized cost in the amount of $127,111 which is expensed in the proforma, since the intangible assets are expensed as incurred under U.S. GAAP.

3 - Adjustment of Accounts Receivable

X-SOLUTION S.R.L. accounts receivable related to XTRIBE P.L.C. as of December 31, 2017 is $70,084. XTRIBE P.L.C. wrote off in its books as accounts payable to X-SOLUTION S.R.L. the balance of $70,084 on December 31, 2017. To reflect the adjustment that XTRIBE P.L.C. did in its books, X-SOLUTION S.R.L. adjusted the accounts receivable balance of $70,084 on June 30, 2018.

4 - Pro forma adjustments

The following pro forma adjustments have been reflected in the company’s unaudited pro forma consolidated financial information:

(a)	To record goodwill. The preliminary purchase price has been allocated to the net fair value of tangible identifiable assets. The excess of the purchase price over the fair value of the tangible assets acquired, and liabilities assumed, resulted in goodwill of $20,397.
(b)	To record the acquisition payable and the investment by XTRIBE P.L.C. to acquire X-SOLUTION S.R.L. on July 1, 2018.
(c)	To reflect the elimination of X-SOLUTION S.R.L. accounts receivable related to XTRIBE P.L.C. as of June 30, 2018 in the amount of $21,025 against the XTRIBE P.L.C. accounts payable.
(d)	To reflect the elimination of intercompany income and expense on the unaudited proforma consolidated statement of operations for the six months ended June 30, 2018 in the amount of $164,251.
(e)	To reflect the elimination of intercompany income and expense on the unaudited proforma consolidated statement of operations for the year ended December 31, 2017 in the amount of $261,568.
(f)	To reflect the elimination of X-SOLUTION S.R.L. equity accounts against the investment in X-SOLUTION S.R.L. by XTRIBE P.L.C.

NOTE 4 – OTHER RECEIVABLES

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

NOTE 5-A – LOANS PAYABLE – OTHER

During the nine months ended September 30, 2018, the Company borrowed an additional $216,881 in loans payable.

The loans are interest-free and unsecured with no formal repayment terms, except for a loan in the amount of $171,740 which is due to be repaid on December 31, 2018 and bears interest at 4% per annum.

NOTE 5-B – LOANS PAYABLE – SHAREHOLDERS

During the first quarter ended March 31, 2018, a shareholder and officer of the Company exchanged $300,782 of a loan for 228,038 ordinary shares Series B of the Company.

In June 2018, above shareholder exchanged $35,340 from his loan balance for settlement of an outstanding subscription receivable.

During the nine months ended September 30, 2018 certain shareholders and officer of the Company loaned the Company $ 343,942. The loans are interest-free and unsecured with no formal repayment terms.

NOTE 6 – SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder

The ordinary shares Series B have no voting rights and are not negotiable in the United States but are included in earnings per share calculation.

NOTE 7 – OPERATING LEASES

As of September 30, 2018, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with Phronesis Consulting Sagl in which the Chief Financial Officer has a material interest. As of September 30, 2018, and December 31, 2017, this company was owed $0 and $20,364. During the three and nine months ended September 30, 2018 the Company paid $18,565 and $56,391 to this company. During the three and nine months ended September 30, 2017, the Company paid $33,655 and $101,072 to this company.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of September 30, 2018, and December 31, 2017, the balance of the loans was $313,409 and $333,784, the change in the balance resulting from the foreign currency translation.

As of September 30, 2018, and December 31, 2017, the Company owed $98,980 and $299,465 to one of the shareholders who is also the Chief Financial Officer of the Company.

At September 30, 2018 and December 31, 2017, the Company owed shareholders other than those described above $318,699 and $507,892.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2018, and there was no accrual for uncertain tax positions as of September 30, 2018. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 - Subsequent Events

On November 15, 2018 the Company converted all of the series B shares into 579,538 “A” ordinary shares.

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

As of September 30, 2018, the Company had $41,220 cash on hand which management believes is sufficient to fund expenses of operation through December 31, 2018. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended September 30, 2018 and 2017. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2018, we have generated limited sales and in 2017, we have not generated any sales. For the three months ended September 30, 2018 and 2017, we had a net loss of $422,719 and $676,646.

General and Administrative Expenses

General and administrative expenses increased by $202,865 to $359,760 for the three months ended September 30, 2018 from $156,895 for the three months ended September 30, 2017. The increase resulted primarily from combined net increases in management, consulting, and professional fees during the three months ended September 30, 2018.

Provision for bad debts

The provision for bad debts decreased by $272,186 to $0 for the three months ended September 30, 2018, from $272,186 for the three months ended September 30, 2017. This was a result of the write-off of the provision for bad debts.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 were ($1,589) as compared to $95,895 for the three months ended September 30, 2017, a decrease of $97,484. The decrease resulted primarily from combined net decreases in sales and marketing expenses during the three months ended September 30, 2018.

Research and Development

Research and development expenses were $82,128 and $151,670 for the three months ended September 30, 2018 and 2017, a decrease of $69,542. The decrease is related to a reduction in research and development activity required during the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the six months ended September 30, 2018 and 2017. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2018, we have generated limited sales and in 2017, we have not generated any sales. For the nine months ended September 30, 2018 and 2017, we had a net loss of $1,209,872 and $1,329,943

General and Administrative Expenses

General and administrative expenses increased by $368,535 to $825,569 for the nine months ended September 30, 2018 from $457,034 for the nine months ended September 30, 2017. The increase resulted primarily from increases in professional fees and increase in employee head count and corresponding increase in payroll costs.

Provision for bad debts

The provision for bad debts decreased by $272,186 to $0 for the nine months ended September 30, 2018, from $272,186 for the nine months ended September 30, 2017. This was a result of the write-off of the provision for bad debts.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2018 were $137,919 as compared to $217,310 for the nine months ended September 30, 2017, a decrease of $79,391. This is a result of the Company’s decrease in marketing and advertising expenses during the nine months ended September 30, 2018.

Research and Development

Research and development expenses were $263,964 and $383,413 for the nine months ended September 30, 2018 and 2017, a decrease of $119,449. The decrease is related to a reduction in research and development required during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of November 16, 2018, we had cash on hand of approximately $32,707.

Net cash used in operating activities decreased by $108,389 to $943,819 for the nine months ended September 30, 2018 as compared to $1,052,208 for the nine months ended September 30, 2017. The decrease resulted primarily from a decrease in the net loss and an increase in accounts payable and accrued expenses.

Net cash used in investing activities increased by $16,554 to $18,077 for the nine months ended September 30, 2018 as compared to $1,523 for the nine months ended September 30, 2017. The increase resulted primarily from a increase in the investment in subsidiary.

Net cash provided by financing activities increased by $288,812 to $989,112 for the nine months ended September 30, 2018 as compared to $700,300 for the nine months ended September 30, 2017. The increase resulted from proceeds from loans payable, proceeds from shareholder loans and sales of Series B ordinary shares.

As we have not realized any significant revenues since our inception, we have financed our operations through private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements.

Subsequent Events

On November 15, 2018 the Company converted all of the series B shares into 579,538 “A” ordinary shares.

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

XTRIBE P.L.C.

November 19, 2018	By:	/s/ Enrico dal Monte
Enrico dal Monte,
Chief Executive Officer

