Form 10-K
period 2018-12-31
XTribe P.L.C.
filed 2019-04-16
CIK 1690622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-214799

XTRIBE P.L.C.

(Exact name of registrant as specified in charter)

England and Wales	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Long Acre 37-38

London WC2E 9JT

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the Company’s common stock

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date 9,679,538 shares of Ordinary Shares par value $0.034 as of April 11, 2019.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

XTRIBE P.L.C. was originally registered as a private limited company in the United Kingdom as MEC FOOD (UK) LTD on December 12, 2011. On May 12, 2014, MEC FOOD (UK) LTD changed its name to XTRIBE Limited. On April 30, 2016, XTRIBE Limited was registered as a public limited company and changed its name to XTRIBE P.L.C.

On March 17, 2017, XTRIBE, P.L.C. formed a wholly owned subsidiary, XTRIBE USA Corp. in the State of Delaware. This corporation will be responsible for operations in the United States.

On March 9, 2018, XTRIBE, P.L.C. formed a wholly owned subsidiary, XTRIBE SUISSE SA in Switzerland. This corporation will be responsible for operations in Switzerland.

On June 5, 2018 (for accounting purposes the effective date is July 1, 2018), XTRIBE P.L.C. acquired 100% of interest in X-SOLUTION S.R.L. This corporation will be responsible for operations in Italy.

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

XTRIBE P.L.C. provides an application that allows users to buy, sell, and rent products and services easily and efficiently to other Xtribe users. The application is available in two profiles, a free profile for noncommercial users and a store profile for businesses.

The application works as so:

The Free Profile allows users to buy and sell products and services quickly and locally. As sellers they can upload up to three products and three services at a time for sale. As buyers they can avoid the delay and shipping costs involved in shopping online by posting a picture of the product to locate businesses in their own neighborhood where the product is available.

The store profile, Xtribe Store, available for purchase on a twelve-month contract, allows retailers and professional users to market products and services to multiple users through an unlimited number of ads. The customizable profile allows businesses to post store contacts, business hours, and clickable links to phone numbers, Web sites, e-mail addresses, and social media profiles. No commission fees are charged. Participating businesses can access statistics and reports to analyze sales performance, and they can find immediate answers to their questions by chatting in real time with Xtribe’s customer-support operators.

To develop business, Xtribe relies on ground sales force consultants who visit targeted businesses in person for marketing purposes, focusing particularly on chain stores likely to generate revenue and brand awareness. Advertisers on Xtribe benefit from data about the commercial interests of the company’s users, which can be accessed and used to identify potential buyers and guide marketing strategy. Technologically, the company relies on five servers provided by OVH and Hetzner. Xtribe estimates that it will need $30 million to implement its business strategy fully. It anticipates raising $30 million as shareholders’ equity and up to $10 million through convertible bonds.

The Company is structured as so:

Consulting Agreement

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2018 and 2017, this company was owed $0 and $20,346, which have been included in accounts payable – related parties.  During the years ended December 31, 2018 and 2017, the Company paid $33,655 and $112,085 to this company.

Initial Capital Formation

In 2013, the Company issued an aggregate of 10,000 Ordinary Shares to its founders for an aggregate consideration of $14,882. In 2015, the Company issued an additional 29,624 Ordinary Shares (on a post- reclassification basis) for a total consideration of $361,036. On April 30, 2016, the Company effectuated a recapitalization (forward split) of 21.1 to 1 which resulted in the 10,000 Ordinary Shares being reclassified as 211,000 Ordinary Shares. In the year ended December 31, 2017, the Company issued another 100,000 Ordinary Shares for a total consideration of $600,000. At December 31, 2016, following a recapitalization completed in November 2016, the Company had 9,000,000 Ordinary Shares issued and outstanding. The Registrant sold these Company Ordinary Shares under an exemption from registration provided by Section 4(a)(2) of the Securities Act and, to offshore holders, under an exemption from registration provided by Regulation S. During the year ended December 31, 2018, the Company sold an additional Zero (0) Ordinary Shares at $0.00 per share for total proceeds of $0.00.

During March 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of December 31, 2018 and 2017, the balance of the loans were $306,548 and $333,784.

As of December 31, 2018, and December 31, 2017, the Company owed $303,811 and $299,465 to two shareholders. One of the shareholders is also the Chief Executive Officer of the Company, and the other is a relative to the Chief Executive Officer of the Company.

As of December 31, 2018, and December 31, 2017, the Company owed $630,004 and $507,893 to five additional shareholders of the Company.

Without raising additional funds, the Company will run out of funds approximately in April 2019. We will additionally incur public company reporting costs of approximately $160,000. per year or $40,000 per quarter. To fund the Company’s operating expenses following April 2019, the Company will require additional funding for ongoing operations and to expand to new markets. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Employees

As of December 31, 2018, the Company has one full-time employee. The Company intends to increase staff as warranted by its operations and market conditions. Three employees have an employment agreement. No employee is covered by a collective bargaining agreement.

Website

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

Holders

As of April 11, 2019, there were 9,679,538 ordinary shares and approximately 27 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

From inception through December 31, 2018, the Company has sold zero (0) shares of Ordinary Stock which were not registered under the Securities Act of 1933, all of which were sold outside of the United States pursuant to an exemption from registration in Regulation S promulgated under the Securities Act of 1933. During the year ended December 31, 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition as of December 31, 2018 and December 31, 2017 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Forward Looking Statements

This report contains, in addition to historical information, certain forward-looking statements regarding XTribe P.L.C. (the “Company” or “XTRIBE,” also referred to as “us,” “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-K generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

To date, we have generated limited revenues. Commencing in 2018, we began to generate revenue streams through the use of our fully developed and operational application by its registered users. The Company is currently only operating in Italy but plans to expand its operations to the United States and other selected markets in the next 12-24 months.

As of December 31, 2018, the Company had $17,254 cash on hand which management believes is sufficient to fund expenses of operation through April 2019. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following discussion analyzes our results of operations for the years ended December 31, 2018 and December 31, 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue/Net Loss

We have generated limited revenue since our inception. For the year ended December 31, 2018, we have generated $29,087 of sales and for the year ended December 31, 2017, we had not generated any sales. For the years ended December 31, 2018 and December 31, 2017, we had a net loss of $1,492,058 and $1,763,394, respectively.

General and Administrative Expenses

General and administrative expenses increased by $474,658 during the year ended December 31, 2018 to $1,170,574 from $695,916 in the year ended December 31, 2017. The increase is primarily the result of increases in professional fees, costs associated with the acquisition of X-Solution during 2018 and increase in employee head count and corresponding increase in payroll costs.

Bad Debt Expense

The provision for bad debts decreased by $273,270 for the year ended December 31, 2018 to $0 from $273,270 for the year ended December 31, 2017. The decrease is a result of management believing that no provision for bad debts was necessary in 2018.

Sales and Marketing

Sales and marketing expenses decreased by $166,842 during the year ended December 31, 2018, to $158,709 from $325,551 in the year ended December 31, 2017. This is a result of the Company’s decrease in marketing efforts in 2018 due to lack of operational funds when compared to 2017.

Research and Development

Research and Development expenses were $191,862 for the year ended December 31, 2018 as compared to $468,657 for the year ended to December 31, 2017. The decrease was related to a reduction in costs associated with developing the Xtribe smartphone application in 2018.

Liquidity and Capital Resources

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. At December 31, 2018, the Company had a working capital deficit of approximately $2,219,800, as compared to working capital deficit of approximately $1,454,494 at December 31, 2017. The increase of $765,306 in the Company’s working deficit from December 31, 2017 to December 31, 2018 was primarily the result of the increase in general and administrative expenses during the year, which was the result of increases in professional fees, costs associated with the acquisition of X-Solution, and increase in employee head count and corresponding increase in payroll costs.

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will seek additional financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional financing when it is needed or if such financing cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2019.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Summary of Cash Flows

	For the Year Ended December 31,
	2018	2017

Net cash used in operating activities	$(1,450,411)	$(1,331,470)
Net cash used in investing activities	(24,709)	(1,523)
Net cash provided by financing activities	1,451,474	930,959

Net cash used in Operating Activities Net cash used in operating activities decreased to $1,450,411 for the year ended December 31, 2018. This included a net loss of $1,492,058, reduced by non-cash charge related to depreciation and amortization of $17,151, and reduced by changes in prepaid expenses, other receivable, and accounts payable of $24,496. Net cash used in operating activities for the year ending December 31, 2017 was $1,331,470. This included a net loss of $1,763,394, reduced by non-cash charge related to depreciation and amortization of $16,099, non-cash charge related to the provision for bad debts of $273,270, and changes in prepaid expenses, other receivable, deposits, and accounts payable of $142,555.

Net cash used in investing activities. Net cash used in investing activities increased to $24,709 for the year ended December 31, 2018, which included purchases of equipment of $8,875 and payments for the acquisition of X-Solution, less net cash acquired of 15,834. Net cash used in investing activities during the year ended December 31, 2017 was $1,523, which was purchases of software.

Net cash provided by financing activities. Net cash provided by financing activities increased to $1,451,474 for the year ended December 31, 2018. This included proceeds received from loans payable-other of $217,789, proceeds received from loans payable – shareholders of $476,537, proceeds from bank overdraft of $328,859 and proceeds from the sale of ordinary shares, Series B of $428,289. Net cash provided by financing activities for the year ended December 31, 2017 was $930,959, which included proceeds received from loans payable – other of $330,959, and proceeds received from the sale of common stock of $600,000.

Since our inception, we have focused on developing and implementing our business plan. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek additional financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional financing when it is needed or if such financing cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. On January 30, 2019, the Company filed a Form D offering up to $10,000,000 of debt securities.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements.

Subsequent Events

In November 2018, the Company held two General Shareholder Meetings, in which a resolution was passed where all issued and outstanding shares of Series B stock were to be converted to ordinary shares. Terms were agreed upon and approved by the Board of Directors in November 2018, and the shares were legally converted in January of 2019.

In January 2019, the Company converted all of the series B shares into 579,538 “A” ordinary shares. As part of this transaction, the following proceedings were noted:

1.	Re-designate/re-name all class B shares to Ordinary Shares.
2.	Variate the rights of the newly re-designated shares to align them to Ordinary Shares’ rights. Each class B shareholder will be asked to consent to the variation of rights in writing.
3.	All Class B shareholders are to retain their shares entitlement as calculated for the conversion (9:10 ratio) and for the Bonus Issue (issuance of discounted number of shares) and to surrender, by means of a transfer for no consideration made to a nominee shareholder, the balance of the newly converted shares. Each class B shareholder will be asked to sign a Stock Transfer Form for this balance.
4.	The Nominee Shareholder in turn will transfer to all the other Ordinary Shareholders their share entitlement under the Bonus Issue.

As part of this conversion, the Bonus Issue allows shareholders to receive a discounted number of shares of Common Stock, so that the total issued share capital of the Company would remain unaltered.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance”, ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods beginning after December 15, 2018 for emerging growth companies.

On January 1, 2018, the Company early adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. The Company had no cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information will continue to be reported under the accounting standards in effect for those periods.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018 for emerging growth companies. The Company early adopted this standard on January 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for emerging growth companies for the reporting periods beginning after December 15, 2021. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements commencing on page F-1 are included with this Annual Report. These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

a)	The years ended December 31, 2018 and December 31, 2017

The financial information for the years ended December 31, 2018 and December 31, 2017 as required by Item 8 begins on the following page.

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of XTRIBE P.L.C.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XTRIBE P.L.C. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

April 16, 2019

XTRIBE P.L.C.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$17,254	$41,870
Prepaid expenses	9,442	431
Deposits	6,025	2,550
Other receivable, net	46,468	-
Total current assets	79,189	44,851

Tangible assets:
Machinery and Equipment, net of accumulated depreciation	15,504	-

Intangible assets:
Goodwill	20,397	-
Software, net of accumulated amortization of $73,459 and $59,648	7,111	26,924
Total assets	$122,201	$71,775

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	418,544	236,040
Accounts payable - related party	-	20,346
Bank overdraft	327,899	-
Loan payable – other	311,723	101,818
Loans payable – shareholders	1,240,823	1,141,141
Total current liabilities	2,298,989	1,499,345

Shareholders’ deficit:
Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,100,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	309,400	309,400
Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 579,538 shares issued and outstanding at December 31, 2018 and 0 shares issued and outstanding at December 31, 2017	19,704	-
Additional paid-in capital	2,013,471	1,268,764
Accumulated other comprehensive loss	(85,894)	(64,323)
Accumulated deficit	(4,433,469)	(2,941,411)
Total shareholders’ deficit	(2,176,788)	(1,427,570)
Total liabilities and shareholders’ deficit	$122,201	$71,775

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017

Sales	$29,087	$-

Operating expenses:
General and administrative	1,170,574	695,916
Bad debt expense	-	273,270
Sales and Marketing	158,709	325,551
Research and Development	191,862	468,657
Total operating expenses	1,521,145	1,763,394

Net Loss	$(1,492,058)	$(1,763,394)

Basic and diluted net loss per ordinary share	$(0.16)	$(0.19)

Weighted average common shares outstanding:	9,623,813	9,057,500

The accompanying notes are an integral part of these consolidated financial statements.

F-3

XTRIBE P.L.C.

STATEMENT OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2018	2017

Net loss	$(1,492,058)	$(1,763,394)
Other comprehensive loss:
Foreign currency translation adjustments	(21,571)	(111,394)
Comprehensive loss	$(1,513,629)	$(1,874,788)

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock - Series A		Common Stock - Series B
	Shares	Amount	Shares	Amount	Ordinary Shares Subscribed	Subscription Receivable	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	9,000,000	$306,000	-	$-		$-	$672,164	$47,071	$(1,178,017)	$(152,782)

Issuance of ordinary shares	100,000	3,400					596,600			$600,000

Net loss	-	-							(1,763,394)	$(1,763,394)

Cumulative translation adjustment	-	-						(111,394)		$(111,394)

Balance at December 31, 2017	9,100,000	$309,400	-	$-	$-	$-	$1,268,764	$(64,323)	$(2,941,411)	$(1,427,570)

Issuance of ordinary shares			351,500	11,951	35,340	(35,340)	416,338			$428,289

Settlement of loans payable - shareholder (for ordinary shares)			228,038	7,753			293,029			$300,782

Settlement of subscriptions receivable for reduction of loans payable - shareholder					(35,340)	35,340	35,340			$35,340

Net loss									(1,492,058)	$(1,492,058)

Cumulative translation adjustment								(21,571)		$(21,571)

Balance at December 31, 2018	9,100,000	$309,400	579,538	$19,704	$-	$-	$2,013,471	$(85,894)	$(4,433,469)	$(2,176,788)

The accompanying notes are an integral part of these consolidated financial statements.

XTRIBE P.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,492,058)	$(1,763,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,151	16,099
Bad debt expense	-	273,270
Change in operating assets and liabilities, net of acquisition
Prepaid expenses	(9,011)	(19,266)
Other receivable	(43,074)	71,402
Deposits	-	(2,550)
Accounts Payable and Accrued Expenses	100,631	91,587
Accounts payable - related party	(24,050)	1,382
Net cash used in operating activities	(1,450,411)	(1,331,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,875)	(1,523)
Payment for business combination, net of cash acquired	(15,834)	-
Net cash used in investing activities	(24,709)	(1,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable – other	217,789	330,959
Proceeds from loans payable – shareholders	476,537	-
Proceeds from bank overdraft	328,859	-
Sale of common stock	-	600,000
Sale of ordinary shares, Series B	428,289	-
Net cash provided by financing activities	1,451,474	930,959

Effect on changes in exchange rates on cash and cash equivalents	(970)	16,127

Net change in cash and cash equivalents	(24,616)	(385,907)

Cash and cash equivalents, beginning of year	41,870	427,777

Cash and cash equivalents, end of year	$17,254	$41,870

Supplemental disclosure of cash and non-cash transactions:

Settlement of loans payable - shareholder for ordinary shares - Series B	$336,122	-

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

On June 5, 2018 (for accounting purposes the effective date is July 1, 2018), XTRIBE P.L.C. acquired 100% of interest in X-SOLUTION S.R.L. (“X-Solution”) This corporation will be responsible for operations in Italy.

XTRIBE P.L.C., XTRIBE USA Corp., XTRIBE SUISSE SA, and X-Solution are collectively referred to as the “Company.”

The Company has developed a free smartphone application which allows the user to sell, buy, swap and rent objects and services utilizing an active geolocation tool which locates all potential customers within any specified geographic target. Transactions can be completed without any intermediary, directly between the party and counter-party, without any commissions or third-party payments. Users have the option of customizing the app to best promote commerce. The Company derives revenues by its B2B division, XTRIBE Store. The XTRIBE application is available for Apple and Android devices and can be easily downloaded for free to a user’s mobile device. Once installed, the user establishes a free account and can immediately transact and communicate with other users. The Company’s principal office is located in London, England. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents are maintained with financial institutions in England, the United States, Switzerland, and Italy. The Company maintained balances of $17,254 and $41,870 with these institutions as of December 31, 2018 and 2017, respectively. The Company also maintained a receivable in the amount of $46,468 and $285,561 as of December 31, 2018 and 2017. The receivable as of December 31, 2017 was completely reserved. As of December 31, 2018, there was no bad debt provision recorded.

Revenue Recognition

Under FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation. Subject to these criteria, the Company recognizes revenue from product sales, upon application initialization on the XTRIBE Store by the customer.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”), while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $28,150 and $84,222 for the years ended December 31, 2018 and 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of other receivables, accounts payable and accrued expenses and loans payable. The carrying value of other receivables, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its loans payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents. The Company reclassifies cash overdrafts to the bank overdraft liability account.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

The impairment model prescribes a two-step method for determining goodwill impairment. However, an entity is permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary. The qualitative factors considered by the Company may include, but are not limited to, general economic conditions, outlook, market performance of the Company’s industry and recent and forecasted financial performance. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. In the first step, the Company determines the fair value of its reporting unit using a discounted cash flow analysis. If the net book value of the reporting unit exceeds its fair value, the Company then performs the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill. An impairment charge is recognized when the implied fair value of the Company’s goodwill is higher than its carrying amount.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $50,784 and $73,203 for the years ended December 31, 2018 and 2017 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the years ended December 31, 2018 and 2017 were $191,862 and $468,657.

Software development costs that were incurred during the years ended December 31, 2018 and 2017, have been expensed as incurred and recorded in research and development costs in the statement of operations. Software development costs for the years ended December 31, 2018 and December 31, 2017 were $191,836 and $638,720.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. In April and May 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing,” ASU 2016-11, “Revenue Recognition and Derivatives and Hedging – Recession of SEC Guidance,” ASU 2016-12, “Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These ASUs each affect the guidance of the new revenue recognition standard in ASU 2014-09 and related subsequent ASUs. The new guidance is effective for annual reporting periods beginning after December 15, 2018 for emerging growth companies.

On January 1, 2018, the Company early adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers and all the related amendments” (“ASC 606”) to all contracts which were not completed or expired as of January 1, 2018 using the modified retrospective method. The Company had no cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information will continue to be reported under the accounting standards in effect for those periods.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update are to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018 for emerging growth companies. The Company early adopted this standard on January 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for emerging growth companies for the reporting periods beginning after December 15, 2021. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. At December 31, 2018, the Company had a working capital deficit of approximately $2,219,800, as compared to working capital deficit of approximately $1,454,494 at December 31, 2017. The increase of $765,306 in the Company’s working deficit from December 31, 2017 to December 31, 2018 was primarily the result of the increase in general and administrative expenses during the year, which was the result of increases in professional fees, costs associated with the acquisition of X-Solution, and increase in employee head count and corresponding increase in payroll costs.

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will seek additional financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional financing when it is needed or if such financing cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2019.

NOTE 3 – REVENUE RECOGNITION

The Company adopted the new revenue standard, ASC 606, using the modified retrospective method as of January 1, 2018. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018. Revenues and contract assets and liabilities for contracts completed prior to January 1, 2018 are presented in accordance with ASC 605. The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods. The Company generates revenue from product sales, upon application initialization on the XTRIBE Store by the customer.

NOTE 4– ACQUISITION OF X-SOLUTION S.R.L.

On June 5, 2018 XTRIBE P.L.C. acquired 100% of interest in X-Solution for $17,521 (EURO 15,000). For accounting purposes, the effective date of the acquisition is July 1, 2018. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of identifiable net assets is recorded as goodwill.

The purchase price allocation was estimated based on X-Solution historical financial information reflecting International Financial Reporting Standards (“IFRS”) adjusted to U.S. Generally Accepted Accounting Principles (“GAAP”). Using the total consideration for the acquisition, the Company has estimated the allocations to such assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the July 1, 2018, effective date of the transaction’s closing:

Recognized amounts of identifiable assets acquired, and liabilities assumed at fair value of X-SOLUTION S.R.L.:

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$1,687
Accounts receivable	50,641
Prepaid expenses and other current assets	8,789
Equipment	472
Furniture	1,450
Office Equipment	2,882
Deposits	3,532
Total assets acquired	$69,453
Liabilities assumed:
Accounts payable and accrued expenses	$72,329
Total liabilities assumed	72,329
Estimated fair value of net assets acquired	$(2,876)

Acquisition date fair value of X-Solution S.R.L.	$17,521
Goodwill	$20,397

The following unaudited pro forma consolidated statements of operations of XTRIBE P.L.C. has been prepared by applying pro forma adjustments to XTRIBE P.L.C. and X-Solution’s historical financial statements to reflect the acquisition of X-Solution. The unaudited pro forma statements of operations presented below assume that the acquisition occurred on January 1, 2017.

These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Year Ended December 31
	2018	2017
Sales	$56,348	$127,113
Net Loss	(1,456,293)	(1,816,162)
Basic and Diluted Net Loss per ordinary share	(0.15)	(0.20)
Basic and Diluted weighted average shares outstanding	9,623,813	9,057,500

X-Solution contributed revenues of $29,087 and a net loss of $332,728 for the period July 1, 2018 through December 31, 2018, included in the Company’s consolidated statements of operations.

NOTE 5 – OTHER RECEIVABLES, NET

The Company maintained a receivable in the amount of $285,561 that was fully reserved against as of December 31, 2017. As of December 31, 2018, no reserve was required. At December 31, 2018 and 2017, other receivable, net was $46,468 and $0. The 2018 other receivable, net balance is derived from revenues generated relating to the XTRIBE application.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2018 and 2017, accounts payable and accrued expenses consisted of the following:

	2018	2017
Accounts payable	$267,198	$232,573
Accrued expenses	55,418	3,467
Accrued payroll liabilities	95,928	-
Total	$418,544	$236,040

NOTE 7 – BANK OVERDRAFT

During the year ended 2018, the Company entered into a bank overdraft facility and is utilized by the Company for short-term liquidity needs. The unsecured bank overdraft facility includes an interest rate of 3.75%, a maximum spending limit of 300,000 EURO and is due and payable on July 31, 2019. As of December 31, 2018 and 2017, the bank overdraft outstanding was $327,899 and $0.

NOTE 8 – LOANS PAYABLE – OTHER

As of December 31, 2018 and 2017, the balance of Loans Payable – Other was $311,723 and $101,818, respectively. During the year ended December 31, 2018, the Company borrowed an additional $217,789 in loans payable denominated in Euro, which is subject to foreign exchange rates.

The loans are interest-free and unsecured with no formal repayment terms except for a loan in the amount of $171,740 which is due to be repaid on December 31, 2018 and bears interest at 4% per annum. As of January 1, 2019, this loan was converted to an interest-free loan with no formal repayment term.

NOTE 9 – LOANS PAYABLE – SHAREHOLDERS

As of December 31, 2018 and 2017, loans payable - shareholders consisted of the following:

	December 31, 2018	December 31, 2017
Loan payable one	$306,548	$333,784
Loan payable two	59,655	59,893
Loan payable three	281,926	299,465
Loan payable four	-	269,519
Loan payable five	112,468	118,588
Loan payable six	58,046	59,893
Loan payable seven	399,834	-
Loan payable eight	22,346	-
Total	$1,240,823	$1,141,141

The loans as of December 31, 2018 and 2017 are interest-free and unsecured with no formal repayment terms.

NOTE 10 – INCOME TAXES

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

At December 31, 2018, the Company has net operating losses in the United States, of approximately $327,000, losses in the United Kingdom of approximately $2,100,000, losses in Italy of approximately $397,000 and losses in Switzerland of approximately $132,000. These losses can be carried forward to offset future taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2018		2017
Current	$		$-
Deferred		(399,000)	(340,000)
Change in valuation allowance		399,000	340,000

		$-	$-

The reconciliation of the statutory United Kingdom and U.S. federal rate to the Company’s effective income tax rate follows:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
Income tax benefit at United Kingdom income tax rate	$(241,000)	(19)	$(313,000)	(19)
Tax rate change - United Kingdom	-	-	12,000	1
Income tax benefit at U.S. federal income tax rate	(44,000)	(21)	(40,000)	(35)
State and city income tax benefit, net of federal tax	(23,000)	(11)	(13,000)	(11)
Tax rate change - U.S.	-	-	14,000	12
Income tax benefit at Italy income tax rate	(80,000)	(24)	-	-
Income tax benefit at Switzerland income tax rate	(11,000)	(9)	-	-
Change in valuation allowance	399,000	84	340,000	52

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2018 and 2017 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,
	2018	2017

Deferred tax asset for trading losses carryforward	$(667,000)	$(329,000)
Software development costs	$(307,000)	$(246,000)
Valuation allowance	974,000	575,000

Net	$-	$-

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from 35% to 21% for tax years beginning in 2017.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Revenue Codes of the jurisdictions regarding changes in ownership of corporations. Such limitations may have an impact on the ultimate realization of its carryforwards and future tax deductions.

As of December 31, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 and 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the years ended December 31, 2018 and 2017, and there was no accrual for uncertain tax positions as of December 31, 2018 and 2017. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

NOTE 11 – SHAREHOLDERS’ DEFICIT

On June 17, 2017, the Company sold 100,000 ordinary shares for $600,000.

During the year ended December 31, 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder

The ordinary shares Series B have no voting rights and are not negotiable in the United States but are included in earnings per share calculation.

NOTE 12 – COMMITMENTS

On August 1, 2017, the Company entered into a three-year employment agreement with the President of the Company. The President is to receive an annual salary of $150,000 and is entitled to an annual bonus, subject to approval by the board of directors.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2018 and 2017, this company was owed $0 and $20,346, which have been included in accounts payable – related parties.  During the years ended December 31, 2018 and 2017, the Company paid $33,655 and $112,085 to this company.

During March 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of December 31, 2018 and 2017, the balance of the loans were $306,548 and $333,784 (see Note 9).

As of December 31, 2018, and December 31, 2017, the Company owed $303,811 and $299,465 to two shareholders. One of the shareholders is also the Chief Executive Officer of the Company, and the other is a relative to the Chief Executive Officer of the Company (see Note 9).

As of December 31, 2018, and December 31, 2017, the Company owed $630,004 and $507,893 to five additional shareholders of the Company (see Note 9).

NOTE 14 – SUBSEQUENT EVENTS

In November 2018, the Company held two General Shareholder Meetings, in which a resolution was passed where all issued and outstanding shares of Series B stock were to be converted to ordinary shares. Terms were agreed upon and approved by the Board of Directors in November 2018; however the shares were legally converted in January of 2019.

In January 2019, the Company converted all of the series B shares into 579,538 “A” ordinary shares. As part of this transaction, the following proceedings were noted:

1.	Re-designate/re-name all class B shares to Ordinary Shares

2.	Variate the rights of the newly re-designated shares to align them to Ordinary Shares’ rights. Each class B shareholder will be asked to consent to the variation of rights in writing.

3.	All Class B shareholders are to retain their shares entitlement as calculated for the conversion (9:10 ratio) and for the Bonus Issue (issuance of discounted number of shares) and to surrender, by means of a transfer for no consideration made to a nominee shareholder, the balance of the newly converted shares. Each class B shareholder will be asked to sign a Stock Transfer Form for this balance.
4.	The Nominee Shareholder in turn will transfer to all the other Ordinary Shareholders their share entitlement under the Bonus Issue.

As part of this conversion, the Bonus Issue allows shareholders to receive a discounted number of shares of Common Stock, so that the total issued share capital of the Company would remain unaltered.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2018. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations during our startup and (ii) failure to fully document our internal control policies and procedures.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

The following individuals currently serve as our executive officers and directors:

Name	Salary	Age	Position

Enrico Dal Monte	$ -	33	Chief Executive Officer
Pierpaolo Marziali	$ -	46	Chief Financial Officer
Nicola Gagliardi	$ -	48	Independent Director
David Bortolami	$ -	52	Chairman, Director
Riccardo Corzani	$ -	49	Director
Paolo Carini	$ -	50	Director
Stojan Dragovich	$150,000	52	President, XTRIBE USA Corp.

All amounts are in United States Dollars.

Enrico Dal Monte

Enrico has a degree in Business and Economics from the L. Bocconi University in Milan and a Master in Banking and Finance from USI Switzerland. He worked for a financial brokerage firm in Lugano, Switzerland, and then for Ambrosetti Asset Management before becoming active in the promotion of promising young Italian motorcycle racers in a project he set up called “Adopt a Rider”. He is the C.E.O. of Xtribe where he handles the financial and commercial administration as well as investor relations.

Pierpaolo Marziali

Pierpaolo has over 20 years’ of experience as the head of many of corporate financial divisions, including as managing director or general director. This experience enabled him to understand and communicate via direct interpersonal relationships and through corporate disclosure documents, aspects of corporate decision-making that have a strong and immediate impact on creating value for shareholders and for other stakeholders with whom he finds himself speaking a common language. This mix of these skills enabled him to amass a total of 19 million euros in capital on the stock exchange and 264 million euros as a bond debt, as well as to renegotiate a bank debt of 100 million euros.

Nicola Gagliardi

Nicola Gagliardi has a degree in Business Administration from Cà Foscari University in Venice (Italy). From 2002 to 2005 he was CPA at Attiva Consulenza (consultancy firm), from 2006 to 2012 he was Associate Partner in Sinthema Professionisti Associati, a tax and corporate firm that provides a complete and professional range of services to both Italian companies and those that operate on an international level. Since 2013 he is the Founding Partner of Enumera (tax and corporate firm) and also he works in consultancy and assistance in M&A operation and Management buy-out transactions and he is a director and statutory auditor in industrial and financial companies.

David Bortolami – Chairman

Mr. Bortolami earned his Degree in Economics and Commerce at the Cà Foscari University in Venice (Italy). In 1991, in Switzerland, he worked as Controller at Trusting Trade AG, an international trading company operating in the fashion business, linked to the Diesel clothing group. In 1993 he joined the Diesel group, where he supervised the start-up and the subsequent development of the business of the newly formed Diesel Swiss SA,. where he held the position of Chief Executive Officer. At the end of 2001. He left the Diesel Group and set up the company Edge SA of Lugano, a Management Consulting company with a focus on Corporate Finance, of which he is still the Managing Director.

Riccardo Corzani – Director

Riccardo holds a degree in Finance and Economics from the University of Florence and a Master in Wealth Management from the University of Bern and Rochester. Currently Managing Director in Credit Suisse Zurich, Wealth Management, where he is responsible for the Italian Market Desk.

Previously he spent 9 year in UBS covering the Turkish market and the Italian Market in Zurich and in Lugano. He started his career in Commerbank London and Milan and later in Aletti Bank. He also spent 4 years as Investor Relator and Financial Director in a publishing company listed in the Italian market. He speaks Italian, French, English and Spanish.

Paolo Carini – Director

Paolo Carini has a degree in Business Administration from L.U.I.S.S. in Rome (Italy). From 1999 to 2002 he was Manager in the department of "FSI" - Financial Services Industry - "Banking" and "Insurance" – with a focus on the development of technological solutions. From 2002 to 2013 he was partner and board member of different consulting companies with responsibility for the improving of business performance in financial services industries. Since 2016 he has served as Member of the board of directors, appointed by decree of the Minister of Economy and Finance on the proposal of the Bank of Italy.

Mattia Sistigo

Mattia Sistigu attended the Faculty of Economic Science at the Polytechnic University of the Marche in Ancona, Italy from 2004, specializing in Marketing and Sales Management. He was responsible for Marketing and Web Marketing at MusicTools from 2006 to 2010 before starting his own consulting agency specialized in the development of strategies and dynamics for E-commerce. In addition, he has worked with CEO Enrico Dal Monte on the Adopt a Rider project since 2012. At Xtribe he is the COO, handling the coordination phases and optimization of all planning, innovation, and operational activities.

Marco Paolucci

Marco Paolucci attended the Faculty of Legal Studies at the Carlo Bo University in Urbino (Italy) between 2001 and 2006. He was a freelance web developer and project manager between 2008 and 2013, before starting his own agency specialized in Web Marketing, E-commerce, and Social Selling. At Xtribe he is the CTO and is responsible for monitoring, evaluating and implementing new technologies.

Stojan Dragovich

After graduating in Business and Economics specializing in international law and trade at the University of Trieste, Italy, Stojan Dragovich focused his early career on consulting for companies interested in expanding internationally. As he moved to New York City in 1999 he eventually partnered with an Italian consumer products manufacturer and built the business ground up, developing the retail market by supplying major brick and mortar US retailers as well through as e-commerce and the world’s leading online marketplace systems. He is a tech enthusiast and entrepreneur at heart and is involved in brand building, startup development and strategic implementation of innovative ventures. At Xtribe US Corp, he oversees every aspect of the development of the US market.

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

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2018 and 2017, this company was owed $0 and $20,346, which have been included in accounts payable – related parties.  During the years ended December 31, 2018 and 2017, the Company paid $33,655 and $112,085 to this company.

During March 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of December 31, 2018 and 2017, the balance of the loans were $306,548 and $333,784.

As of December 31, 2018, and December 31, 2017, the Company owed $303,811 and $299,465 to two shareholders. One of the shareholders is also the Chief Executive Officer of the Company, and the other is a relative to the Chief Executive Officer of the Company.

As of December 31, 2018, and December 31, 2017, the Company owed $630,004 and $507,893 to five additional shareholders of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

During the period from inception through December 31, 2018 we have paid $121,154. The remainder of executive compensation has been accrued.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

None.

OUTSTANDING EQUITY AWARDS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s Ordinary Shares as of December 31, 2018, by: (i) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the Company’s outstanding Ordinary Shares. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

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

(1) This table is based upon 9,679,538 Ordinary Shares issued and outstanding as December 31, 2018.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has a consulting arrangement with a company in which the Chief Executive Officer has a material interest. As of December 31, 2018 and 2017, this company was owed $0 and $20,346, which have been included in accounts payable – related parties.  During the years ended December 31, 2018 and 2017, the Company paid $33,655 and $112,085 to this company.

During March 2018, the Company sold 351,500 ordinary shares Series B for $428,289, exchanged 228,038 ordinary shares Series B for $336,122 in loans payable-shareholder and settled an outstanding subscription receivable of $35,340 for a reduction in loans payable – shareholder.

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of December 31, 2018 and 2017, the balance of the loans were $306,548 and $333,784 (see Note 9).

As of December 31, 2018, and December 31, 2017, the Company owed $303,811 and $299,465 to two shareholders. One of the shareholders is also the Chief Executive Officer of the Company, and the other is a relative to the Chief Executive Officer of the Company (see Note 9).

As of December 31, 2018, and December 31, 2017, the Company owed $630,004 and $507,893 to five additional shareholders of the Company (see Note 9).

Director Independence

As of March 8, 2018, only one (1) of our three (3) directors, Nicola Gagliardi are considered “independent” in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The remaining two (2) directors are not considered “independent”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2018 and December 31, 2017, respectively, were approximately $91,460 and $55,000.

Tax Fees

No fees were billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2018 and December 31, 2017.

All Other Fees

There were no fees billed for other products or services provided by our principal accountant for the fiscal years ended December 31, 2018 and December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Morison Cogen LLP, Independent Registered Certified Public Accounting Firm

●	Balance Sheets as of December 31, 2018 and 2017 (audited)

●	Statements of Operations for the years ended December 31, 2018 and December 31, 2017 (audited)

●	Statements of Stockholders’ Equity for the years ended December 31, 2018 and December 31, 2017 (audited)

●	Statement of Cash Flows for the years ended December 31, 2018 and December 31, 2017 (audited)

●	Notes to Financial Statements (audited)

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

XTRIBE P.L.C.
(Registrant)

By:	/s/ Enrico Dal Monte
Enrico Dal Monte
Chief Executive Officer and Director (Principal Executive Officer)

Date	April 16, 2019

By:	/s/ Pierpaolo Marziali
Pierpaolo Marziali
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date	April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.

By:	/s/ Enrico Dal Monte
Enrico Dal Monte
Chief Executive Officer and Director

Date: April 16, 2019

By:	/s/ Pierpaolo Marziali
Pierpaolo Marziali
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 16, 2019

By:	/s/ Nicola Gagliardi
Nicola Gagliardi
Director

Date: April 16, 2019

