Form 10-Q
period 2019-03-31
XTribe P.L.C.
filed 2019-05-20
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2019

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

There were 9,679,538 shares outstanding of registrant’s Ordinary Shares as of May 20, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and Cash Equivalents	$26,351	$17,254
Prepaid expenses	22,311	9,442
Deposits	16,877	6,025
Other receivable, net	103,269	68,461
Total current assets	168,808	101,182

Tangible Assets:
Machinery and Equipment, net of accumulated depreciation	18,068	15,504

Intangible Assets:
Goodwill	20,397	20,397
Software, net of accumulated amortization of $75,603 and $73,459	6,759	7,111
Total assets	$214,032	$144,194

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	514,773	440,537
Bank overdraft	331,578	327,899
Loan payable - other	318,624	311,723
Loans payable - shareholders	1,541,251	1,240,823
Total current liabilities	2,706,226	2,320,982

Shareholders’ deficit:
Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,679,538 shares issued and outstanding at March 31, 2019 and 9,100,000 shares issued and outstanding at December 31, 2018	329,104	309,400
Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 0 shares issued and outstanding at March 31, 2019 and 579,538 shares issued and outstanding at December 31, 2018	-	19,704
Additional paid-in capital	2,013,471	2,013,471
Accumulated other comprehensive income (loss)	10,085	(85,894)
Accumulated deficit	(4,844,854)	(4,433,469)
Total shareholders’ deficit	(2,492,194)	(2,176,788)
Total liabilities and shareholders’ deficit	$214,032	$144,194

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Sales	$25,461	$-

	25,461	-

Operating expenses:
General and administrative	326,684	312,354
Sales and Marketing	17,278	97,230
Research and Development	92,884	94,352
Total operating expenses	436,846	503,936

Net Loss	(411,385)	(503,936)
Net loss per share attributable to common shareholders:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding:
Basic	9,679,538	9,468,497
Diluted	9,679,538	9,468,497

See the accompanying notes to the condensed consolidated financial statements.

F-2

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net loss, as reported	$(411,385)	$(503,936)
Other comprehensive income (loss):
Foreign currency translation adjustments	95,979	(44,164)
Comprehensive loss	$(315,406)	$(548,100)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2019 and March 31, 2018

(Unaudited)

	Common Stock - Series A		Common Stock - Series B		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	9,100,000	$309,400	579,538	$19,704	$2,013,471	$(85,894)	$(4,433,469)	$(2,176,788)

Conversion of Series B - Ordinary Shares to Series A - Ordinary Shares	579,538	19,704	(579,538)	(19,704)				$-

Net loss							(411,385)	$(411,385)

Cumulative translation adjustment						95,979		$95,979

Balance at March 31, 2019	9,679,538	$329,104	-	$-	$2,013,471	$10,085	$(4,844,854)	$(2,492,194)

	Common Stock - Series A		Common Stock - Series B					Accumulated
	Shares	Amount	Shares	Amount	Ordinary Shares Subscribed	Subscription Receivable	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2017	9,100,000	$309,400	-	$-	$-	$-	$1,268,764	$(64,323)	$(2,941,411)	$(1,427,570)

Issuance of ordinary shares			351,500	11,951	35,340	(35,340)	416,338			$428,289

Settlement of loans payable - shareholder (for ordinary shares)			228,038	7,753			293,029			$300,782

Settlement of subscriptions receivable for reduction of loans payable - shareholder										$-

Net loss									(503,936)	$(503,936)

Cumulative translation adjustment								(44,164)		$(44,164)

Balance at March 31, 2018	9,100,000	$309,400	579,538	$19,704	$35,340	$(35,340)	$1,978,131	$(108,487)	$(3,445,347)	$(1,246,599)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,385)	$(503,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,543	4,389
Provision for bad debts	-	-
Change in operating assets and liabilities, net of acquisition	-
Prepaid expenses	(7,277)	(17,794)
Other receivable	(37,968)	-
Deposits	(8,571)	-
Accounts Payable and Accrued Expenses	126,520	(72,266)
Accounts payable - related party	-	20,346
Net cash used in operating activities	$(335,138)	(569,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,477)	(2,789)
Net cash used in investing activities	(2,477)	(2,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - other	-	60,743
Proceeds from loans payable - shareholders	335,309	123,817
Proceeds from bank overdraft	11,664	-
Sale of ordinary shares, Series B	-	428,289
Net cash provided by financing activities	346,973	612,849

Effect on changes in exchange rates on cash and cash equivalents	(260)	(1,973)

Net change in cash and cash equivalents	9,098	38,826

Cash and cash equivalents, beginning of year	17,254	41,870

Cash and cash equivalents, end of period	$26,351	$80,696

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

The Company’s principal office is located in London, England.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. As such, the information included in these financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2019 and its results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

The Company is an emerging growth company as the term is used in the JOBS Act enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements

Use of Estimates

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”), while the Company transacts a majority of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $11,932 and $52,577 for the three months ended March 31, 2019 and 2018.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $17,278 for the three months ended March 31, 2019 and $9,163 for the three months ended March 31, 2018 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs for the three months ended March 31, 2019 were $92,884 and were $94,352 for the three months ended March 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

NOTE 2 – MANAGEMENT PLANS

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. At March 31, 2019, the Company had a working capital deficit of approximately $2,537,418, as compared to working capital deficit of approximately $2,219,800 at December 31, 2018. The increase of $317,618 in the Company’s working deficit from December 31, 2018 to March 31, 2019 was primarily the result of the increase in loans taken on during the quarter from shareholders of Xtribe, which are used to fund the company’s operations during the quarter.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through June 2019.

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

Recognized amounts of identifiable assets acquired, and liabilities assumed at fair value of X-SOLUTION S.R.L.:

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$1,687
Accounts receivable, net	50,641
Prepaid expenses and other current assets	8,789
Equipment, net	472
Furniture, net	1,450
Office Equipment, net	2,882
Deposits	3,532
Total assets acquired	$69,453
Liabilities assumed:
Accounts payable and accrued expenses	$72,329
Total liabilities assumed	72,329
Estimated fair value of net assets acquired	$(2,876)

Acquisition date fair value of X-Solution S.R.L.	$17,521
Goodwill	$20,397

NOTE 4 – REVENUE RECOGNITION

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

NOTE 5 – OTHER RECEIVABLES, NET

At March 31, 2019 and December 31, 2018, other receivable, net was $103,269 and $68,461. The March 31, 2019 and December 31, 2018 other receivable, net balance is derived from revenues generated relating to the XTRIBE application.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2019 and December 31, 2018, accounts payable and accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$228,553	$289,191
Accrued expenses	125,241	55,418
Accrued payroll liabilities	160,978	95,928
Total	$514,773	$440,537

NOTE 7 – BANK OVERDRAFT

During the year ended 2018, the Company entered into a bank overdraft facility and is utilized by the Company for short-term liquidity needs. The unsecured bank overdraft facility includes an interest rate of 3.75%, a maximum spending limit of 300,000 EURO and is due and payable on July 31, 2019. As of March 31, 2019 and December 31, 2018, the bank overdraft outstanding was $331,578 and $327,899.

NOTE 8 – LOANS PAYABLE – OTHER

During the three months ended March 31, 2019, the balance of loans payable – other increased by $6,901.

The loans are interest-free and unsecured with no formal repayment terms. The balance of the loans payable – other at March 31, 2019 and December 31, 2018 was $318,624 and $311,723. The increase in value in the account, as of March 31, 2019 compared to December 31, 2018 relates to the change in the foreign exchange rate.

NOTE 9 – LOANS PAYABLE – SHAREHOLDERS

As of March 31, 2019 and 2018, loans payable - shareholders consisted of the following:

	March 31, 2019	December 31, 2018
Loan payable one, loan is interest-free and unsecured with no payment terms	$312,538	$306,548
Loan payable two, loan is interest-free and unsecured with no payment terms	56,081	59,655
Loan payable three, loan is interest-free and unsecured with no payment terms	593,881	281,926
Loan payable four, loan is interest-free and unsecured with no payment terms	111,039	112,468
Loan payable five, loan is interest-free and unsecured with no payment terms	56,081	58,046
Loan payable six, loan is interest-free and unsecured with no payment terms	389,199	399,834
Loan payable seven, loan is interest-free and unsecured with no payment terms	22,432	22,346
Total	$1,541,251	$1,240,823

The loans as of March 31, 2019 and December 31, 2018 are interest-free and unsecured with no formal repayment terms.

NOTE 10 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2019 and 2018.

As of January 1, 2019, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2019 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2019, and there was no accrual for uncertain tax positions as of March 31, 2019. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company received shareholder loans from a company in which the Chief Financial Officer has a material interest. As of March 31, 2019 and December 31, 2018, the balance of the loans were $312,538 and $306,548 (see Note 9).

As of March 31, 2019, and December 31, 2018, the Company owed $616,313 and $303,811 to two shareholders. One of the shareholders is also the Chief Executive Officer of the Company, and the other is a relative to the Chief Executive Officer of the Company (see Note 9).

As of March 31, 2019, and December 31, 2018, the Company owed $612,400 and $630,004 to four additional shareholders of the Company (see Note 9).

NOTE 13 – Operating Leases

As of March 31, 2019, the Company was not obligated under any non-cancelable operating lease arrangement.

NOTE 14 - Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of March 31, 2019 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2019, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements.

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

As of March 31, 2019, the Company had $26,351 cash on hand which management believes is sufficient to fund expenses of operation through June 2019. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended March 31, 2019 and March 31, 2018. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have generated limited revenue since our inception. For the three months ended March 31, 2019, we have generated $25,461 of sales and for the three months ended March 31, 2018, we did not generate any sales. For the three months ended March 31, 2019 and March 31, 2018, we had a net loss of $411,385 and $503,936, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $14,330 to $326,684 for the three months ended March 31, 2019 from $312,354 for the three months ended March 31, 2018. The increase resulted primarily from expenses related to XTRIBE SA and X-Solution that did not occur during the three months ending March 31, 2018, as those entities were not acquired yet.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2019 were $17,278 as compared to $97,230 for the three months ended March 31, 2018, a decrease of $79,952. This is a result of the Company’s decrease in marketing efforts in 2018 due to lack of operational funds when compared to 2017.

Research and Development

Research and development expenses were $92,884 and $94,352 for the three months ended March 31, 2019 and 2018, a decrease of $1,468. The decrease is related to less software development enhancements required during the three months ended March 31, 2019.

Liquidity and Capital Resources

Summary of Cash Flows

	For the Three Months Ended March 31,
	2019	2018

Net cash used in operating activities	$(335,138)	$(569,261)
Net cash used in investing activities	(2,477)	(2,789)
Net cash provided by financing activities	346,973	612,849

Net cash used in Operating Activities Net cash used in operating activities for the three months ended March 31, 2019 was $(335,138). This included a net loss of $411,385, reduced by non-cash charge related to depreciation and amortization of $3,543 and changes in prepaid expenses, other receivable, deposits and accounts payable of $72,704. Net cash used in operating activities for the three months ended March 31, 2018 was $(569,261). This included a net loss of $503,936, reduced by non-cash charge related to depreciation and amortization of $4,389 and changes in prepaid expenses and accounts payable of $69,714.

Net cash used in Investing Activities Net cash used in investing activities for the three months ended March 31, 2019 was $(2,477) which consisted of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2018 was $(2,789) which consisted of capital expenditures.

Net cash provided by Financing Activities Net cash provided by financing activities for the three months ended March 31, 2019 was $346,973, which resulted from proceeds from loans payable – shareholders of $335,309 and proceeds from bank overdraft of $11,664. Net cash provided by financing activities for the three months ended March 31, 2018 was $612,849, which resulted from proceeds from loans payable – shareholders of $123,817, loans payable – other of $60,743 and sale of ordinary shares, Series B of $428,289.

As we have not realized any significant revenues since our inception, we have financed our operations through private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. At March 31, 2019, the Company had a working capital deficit of approximately $2,537,418, as compared to working capital deficit of approximately $2,219,800 at December 31, 2018. The increase of $317,618 in the Company’s working deficit from March 31, 2018 to March 31, 2019 was primarily the result of additional loans received from shareholders of the Company in order to fund operations of the Company.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through June 2019.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements.

Subsequent Events

We have completed an evaluation of all subsequent events after the balance sheet date of March 31, 2019 through the date this Quarterly Report on Form 10-Q was submitted to the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2019, and events which occurred subsequently but were not recognized in the financial statements. We have concluded that no subsequent events have occurred that require recognition or disclosure, except as disclosed within these financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of the date of this Quarterly Report, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

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

XTRIBE P.L.C.

May 20, 2019	By:	/s/ Enrico dal Monte
Enrico dal Monte,
Chief Executive Officer

