Form 10-Q
period 2019-06-30
XTribe P.L.C.
filed 2019-10-15
CIK 1690622

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2019

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

Issuer’s telephone number +44 020 32140420

Securities registered under Section 12(g) of the Exchange Act:

Ordinary Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 9,679,538 shares outstanding of registrant’s Ordinary Shares as of October 11, 2019.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

2

PART I

ITEM 1. FINANCIAL STATEMENTS

3

XTRIBE P.L.C.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and Cash Equivalents	$15,558	$17,254
Prepaid expenses	34,173	9,442
Deposits	17,099	6,025
Other receivable, net	126,840	68,461
Total current assets	193,670	101,182

Tangible Assets:
Machinery and Equipment, net of accumulated depreciation	30,551	15,504

Intangible Assets:
Goodwill	20,397	20,397
Software, net of accumulated amortization of $80,727 and $73,459	-	7,111
Total assets	$244,618	$144,194

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	760,244	440,537
Bank overdraft	337,022	327,899
Loan payable - other	361,018	311,723
Loans payable - shareholders	1,708,442	1,240,823
Total current liabilities	3,166,726	2,320,982

Shareholders’ deficit:
Ordinary shares, Series A, $0.034 par value; unlimited shares authorized; 9,679,538 shares issued and outstanding at June 30, 2019 and 9,100,000 shares issued and outstanding at December 31, 2018	329,104	309,400
Ordinary shares, Series B, $0.034 par value; unlimited shares authorized; 0 shares issued and outstanding at June 30, 2019 and 579,538 shares issued and outstanding at December 31, 2018	-	19,704
Additional paid-in capital	2,013,471	2,013,471
Accumulated other comprehensive loss	(32,438)	(85,894)
Accumulated deficit	(5,232,245)	(4,433,469)
Total shareholders’ deficit	(2,922,108)	(2,176,788)
Total liabilities and shareholders’ deficit	$244,618	$144,194

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$35,363	$-	$60,824	$-

Operating expenses:
General and administrative	382,941	153,455	709,625	465,809
Sales and Marketing	16,309	42,278	33,587	139,508
Research and Development	23,504	87,484	116,388	181,836
Total operating expenses	422,754	283,216	859,600	787,153

Net Loss	$(387,391)	$(283,216)	$(798,776)	$(787,153)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	9,679,538	9,679,538	9,679,538	9,582,948

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net loss as reported	$(387,391)	(283,216)	$(798,776)	(787,153)
Other comprehensive income (loss)
Foreign currency translation adjustments	(42,523)	69,716	53,456	25,552
Comprehensive loss	$(429,914)	(213,500)	(745,320)	(761,601)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2019

(Unaudited)

	Common Stock - Series A		Common Stock - Series B		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2018 (Audited)	9,100,000	$309,400	579,538	$19,704	$2,013,471	$(85,894)	$(4,433,469)	$(2,176,788)

Conversion of Series B - Ordinary Shares to Series A - Ordinary Shares	579,538	19,704	(579,538)	(19,704)	-	-	-	-

Net loss	-	-	-	-	-	-	(798,776)	(798,776)

Cumulative translation adjustment	-	-	-	-	-	53,456	-	53,456

Balance at June 30, 2019 (Unaudited)	9,679,538	$329,104	-	$-	$2,013,471	$(32,438)	$(5,232,245)	$(2,922,108)

Balance at March 31, 2019 (Unaudited)	9,679,538	$329,104	-	$-	$2,013,471	$10,085	$(4,844,854)	$(2,492,194)

Net loss	-	-	-	-	-	-	(387,391)	(387,391)

Cumulative translation adjustment	-	-	-	-	-	(42,523)	-	(42,523)

Balance at June 30, 2019 (Unaudited)	9,679,538	$329,104	-	$-	$2,013,471	$(32,438)	$(5,232,245)	$(2,922,108)

XTRIBE P.L.C.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2018

(Unaudited)

	Common Stock - Series A		Common Stock - Series B		Ordinary Shares	Subscriptions	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Loss	Deficit	Deficit
Balance at December 31, 2017 (Audited)	9,100,000	$309,400	-	$-	$-	$-	$1,268,764	$(64,323)	$(2,941,411)	$(1,427,570)

Issuance of ordinary shares Series B	-	-	351,500	11,951	35,340	(35,340)	416,338	-	-	428,289

Settlement of loans payable shareholder for ordinary shares Series B	-	-	228,038	7,753	-	-	293,029	-	-	300,782

Settlement of Subscription Receivable for reduction of shareholder loan	-	-	-	-	(35,340)	35,340	35,340	-	-	35,340

Net loss	-	-	-	-	-	-	-	-	(787,153)	(787,153)

Cumulative translation adjustment	-	-	-	-	-	-	-	25,552	-	25,552

Balance at June 30, 2018 (Unaudited)	9,100,000	$309,400	579,538	$19,704	$-	$-	$2,013,471	$(38,771)	$(3,728,564)	$(1,424,760)

Balance at March 31, 2018 (Unaudited)	9,100,000	$309,400	579,538	$19,704	$35,340	$(35,340)	$1,978,131	$(108,487)	$(3,445,347)	$(1,246,599)

Settlement of subsscripton receivable for reduction of shareholder loan	-	-	-	-	(35,340)	35,340	35,340		-	35,340

Net loss	-	-	-	-	-	-	-	-	(283,216)	(283,216)

Cumulative translation adjustment	-	-	-	-	-	-	-	69,716	-	69,716

Balance at June 30, 2018 (Unaudited)	9,100,000	$309,400	579,538	$19,704	$-	$-	$2,013,471	$(38,771)	$(3,728,564)	$(1,424,760)

See the accompanying notes to the condensed consolidated financial statements.

XTRIBE P.L.C.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(798,776)	$(787,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,111	8,688
Change in operating assets and liabilities, net of acquisition
Prepaid expenses	(24,731)	(13,049)
Other receivable	(58,379)	-
Deposits	(11,074)	-
Accounts Payable and Accrued Expenses	319,707	38,641
Accounts payable - related party	-	(20,346)
Net cash used in operating activities	(566,142)	(773,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(15,047)	(2,716)
Net cash used in investing activities	(15,047)	(2,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - other	49,295	55,870
Proceeds from loans payable - shareholders	467,619	341,161
Proceeds from bank overdraft	9,123	-
Sale of ordinary shares, Series B	-	428,289
Net cash provided by financing activities	526,037	825,320

Effect of Exchange Rate on Cash	53,456	(41,811)

Net change in cash and cash equivalents	(1,696)	7,574

Cash and cash equivalents, beginning of period	17,254	41,870

Cash and cash equivalents, end of period	$15,558	$49,444

Supplemental Disclosure of Non-Cash Financing Activities:

Settlement of loans payable shareholder for ordinary shares Series B	$-	$300,782

Settlement of Subscription Receivable for reduction of shareholder loan	-	35,340
	$-	$336,122

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

XTRIBE P.L.C. and its wholly owned subsidiaries are collectively referred to as the “Company.” The Company’s principal office is located in London, United Kingdom.

The Company has developed a free smartphone application which allows the user to sell, buy, swap and rent objects and services utilizing an active geolocation tool which locates all potential customers within any specified geographic target. Transactions can be completed without any intermediary, directly between the party and counter-party, without any commissions or third-party payments. Users have the option of customizing the app to best promote commerce. The Company derives revenues by its B2B division, XTRIBE Store. The XTRIBE application is available for Apple and Android devices and can be easily downloaded for free to a user’s mobile device. Once installed, the user establishes a free account and can immediately transact and communicate with other users. The Company’s principal office is in London, England. The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. As such, the information included in these financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of the management, these consolidated financial statements include all adjustments, consisting of only normal recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2019 and its results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019.

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

Foreign Currency Transactions and Translation

The functional currency of the operations of the Company is the Euro. The capitalization of the Company is provided in British pounds (“GBP”), while the Company transacts most of its other transactions including loans from shareholders in Euros, which makes the Euro the functional currency. Gains and losses resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of general and administrative expense. Included in general and administrative expense were foreign currency transaction losses of $12,852 and $24,782 for the three and six months ended June 30, 2019 and foreign transactions losses of $10,025 and $42,483 for the three and six months ended June 30, 2018

The reporting currency of the Company is the United States (U.S.) dollar. The financial statements in functional currency are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in accumulated other comprehensive income as a component of shareholders’ equity.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $16,309 for and $33,587 for the three and six months ended June 30, 2019 and $11,379 and $20,542 for the three and six months ended June 30, 2018 and are included in sales and marketing expenses.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Research and development costs were $23,504 for and $116,388 for the three and six months ended June 30, 2019 and $87,484 and $181,836 for the three and six months ended June 30, 2018.

Software development costs that were incurred during the three and six months ended June 30, 2019 and 2018 have been expensed as incurred and recorded in research and development costs in the statement of operations.

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

Recently Issued Accounting Pronouncements Adopted

Management has evaluated recently issued accounting pronouncements adopted as of June 30, 2019 and for the period then ended, and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

NOTE 2 – MANAGEMENT PLANS

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. At June 30, 2019, the Company had a working capital deficit of approximately $2,973,056 as compared to working capital deficit of approximately $2,219,800 at December 31, 2018. The increase of $753,256 in the Company’s working deficit from December 31, 2018 to June 30, 2019 was primarily the result of the increase in loans taken on during the six months ended June 30,2019 from a shareholder of XTRIBE, and accounts payable which are used to fund the company’s operations during the period.

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

Based upon the current cash position and the Company’s planned expense run rate, management has determined the Company has insufficient funds for current operations and will need additional financing for future operations.

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

NOTE 5 – OTHER RECEIVABLES, NET

At June 30, 2019 and December 31, 2018, other receivable, net was $126,840 and $68,461. The June 30, 2019 and December 31, 2018 other receivable, net balance is derived from revenues generated relating to the XTRIBE application.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2019, and December 31, 2018, accounts payable and accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$495,679	$289,191
Accrued expenses	114,782	55,418
Accrued payroll liabilities	149,783	95,928
Total	$760,244	$440,537

NOTE 7 – BANK OVERDRAFT

During the year ended 2018, the Company entered into a bank overdraft facility and is utilized by the Company for short-term liquidity needs. The unsecured bank overdraft facility includes an annual interest rate of 3.75%, a maximum spending limit of 300,000 EURO and is due and payable on January 2, 2020. At June 30, 2019 and December 31, 2018, the bank overdraft outstanding was $337,022 and $327,899. Interest expense for the three- and six- month period ended June 30, 2019 was $3,133 and $6,203 respectively. There was no interest expense incurred in the three- and six - month period ended June 30, 2018.

NOTE 8 – LOANS PAYABLE – OTHER

During the three months ended June 30, 2019, the balance of loans payable – other increased by approximately $50,000 from December 31,2018. The new loan is a $50,000 secured convertible loan dated in May 2019 with an annual interest rate of 10% and due on June 1, 2021. The note is convertible at the holder’s option into common shares of the Company equal to the greater of 75% of the fair market value and in no case shall the conversion price be less than $4.50. This convertible loan is secured by a security interest in any and all of the XTRIBE P.L.C’s tangible or intangible assets (except patents, patents applications and trademarks) and a security agreement executed by XTRIBE P.L.C. granting a seniority interest in these assets.

The balance of the loan’s payable are unsecured, interest free without formal repayment terms.

NOTE 9 – LOANS PAYABLE – SHAREHOLDERS

As of June 30, 2019, and December 31, 2018, loans payable - shareholders consisted of the following:

	June 30, 2019	December 31, 2018
Loan payable one, loan is interest-free and unsecured with no payment terms	$316,823	$306,548
Loan payable two, loan is interest-free and unsecured with no payment terms	56,850	59,655
Loan payable three, loan is interest-free and unsecured with no payment terms	748,088	281,926
Loan payable four, loan is interest-free and unsecured with no payment terms	112,562	112,468
Loan payable five, loan is interest-free and unsecured with no payment terms	56,850	58,046
Loan payable six, loan is interest-free and unsecured with no payment terms	394,531	399,834
Loan payable seven, loan is interest-free and unsecured with no payment terms	22,738	22,346
	$1,708,442	$1,240,823

The loans as of June 30, 2019 and December 31, 2018 are interest-free and unsecured with no formal repayment terms.

NOTE 10 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2019 and 2018.

As of January 1, 2019, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2019 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2019, and there was no accrual for uncertain tax positions as of June 30, 2019. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company received shareholder loans from a company in which the Chief Executive Officer has a material interest. As of June 30, 2019, and December 31, 2018, the balance of the loans was $316,823 and $306,548 (see Note 9).

As of June 30, 2019, and December 31, 2018, the Company owed $770,826 and $304,272 to two shareholders. One of the shareholders is also the Chief Executive Officer of the Company, and the other is a relative to the Chief Executive Officer of the Company (see Note 9).

As of June 30, 2019, and December 31, 2018, the Company owed $620,793 and $630,003 to four additional shareholders of the Company (see Note 9).

The Company owed a consulting company in which the Chief Executive Officer has a material interest, an amount of $53,458 as of June 30, 2019 and an amount of $41,386 as of December 31, 2018. This related Company provided research and development services to the Company amounting to $0 and $34,064 during the three and six months ended June 30, 2019 and $31,940 and $31,940 during the three and six months ended June 30,2018. This was recorded in the research and development costs on the condensed statement of operations.

NOTE 13 – Operating Leases

As of June 30, 2019, the Company is obligated under two operating lease arrangements. The office lease in Milan expires on February 28, 2025 and is renewable for an additional six years. The Company has the right to cancel without penalty with a six -month notice.

The office space in Milan expires on February 1, 2025. The Company has a purchase option and if exercised a portion of the rental payments will be applied to the purchase price. The Company will incur a penalty of 10,000 Euro if the lease is terminated before the expiration date.

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

To date we have not generated material revenues. Commencing in 2020, we expect to generate revenue streams using our fully developed and operational application by its registered users. The Company is currently only operating in Italy, but plans to expand its operations to the United States and other selected markets in the next 12-24 months.

As of June 30, 2019, the Company had $15,558 cash on hand which management has determined is insufficient to fund future operations. Management further believes that it needs to raise a minimum of an additional approximately $1,000,000 in the Offering to complete its product roll-out and marketing and support in Italy. Additional proceeds will enable the Company to expand to the United States and other international markets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended June 30, 2019 and 2018. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have generated limited revenue since our inception. For the three months ended June 30, 2019, we have generated $35,363 of sales. and for the three months ended June 30, 2018, we did not generate any sales. For the three months ended June 30, 2019 we had a net loss of $387,391 and for the three months ended June 30, 2018 we had a net loss of $283,216.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $382,941 compared to $153,455 for the three months ended June 30, 2018, an increase of $229,486. The increase resulted primarily from expenses related to X-Solution that did not occur during the three months ending June 30, 2018, as it was not acquired yet.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2019 were $16,309 as compared to $42,278 for the three months ended June 30, 2018, a decrease of $25,969. This is a result of the Company’s decrease in marketing efforts in 2019 due to lack of operational funds when compared to 2018.

Research and Development

Research and development expenses were $23,504 for the three months ended June 30, 2019 as compared to $87,484 for the three months ended June 30,2018, a decrease of $63,980. This decrease is related to less software development enhancements required during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following discussion analyzes our results of operations for the six months ended June 30, 2019 and 2018. The following information should be considered together with our condensed consolidated financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have generated limited revenue since our inception. For the six months ended June 30, 2019, we have generated $60,824 of sales and for the six months ended June 30, 2018, we did not generate any sales. For the six months ended June 30, 2019 and 2018, we had a net loss of $798,776 and $787,153.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $709,625 as compared to $465,809 for the six months ended June 30, 2018, an increase of $243,816. The increase resulted primarily from increases in professional fees and increase in employee head count and corresponding increase in payroll costs.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2019 were $33,587 as compared to $139,508 for the six months ended June 30, 2018, a decrease of $105,921. This is a result of the Company’s decrease in marketing efforts in 2019 due to lack of operational funds when compared to 2018.

Research and Development

Research and development expenses were $116,388 for the six months ended June 30, 2019 as compared to $181,836 for the six months ended June 30,2018, a decrease of $65,448.

This decrease is related to less software development enhancements required during the six months ended June 30, 2019.

Liquidity and Capital Resources

Summary of Cash Flows

Net cash used in Operating Activities Net cash used in operating activities for the six months ended June 30, 2019 was $566,142. This included a net loss of $798,776, reduced by a non-cash charge related to depreciation and amortization of $7,111 and a net aggregate change in prepaid expenses, other receivable, deposits and accounts payable of $225,523.

Net cash used in operating activities for the six months ended June 30,2018 were $773,219. This included a net loss of $787,153, reduced by non-cash charge related to depreciation and amortization of $8,688 and changes in prepaid expenses and accounts payable of $5,246.

Net cash used in Investing Activities Net cash used in investing activities for the six months ended June 30, 2019 was $15,047 which consisted of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2018 was $2,716 which consisted of capital expenditures.

Net cash provided by Financing Activities Net cash provided by financing activities for the six months ended June 30, 2019 was $526,037, which resulted from proceeds from loans payable – shareholders of $467,619, and proceeds from bank overdraft of $9,123 and loans payable – other of $49,295. Net cash provided by Financing Activities for the six months ended June 30, 2018 was $825,320, which resulted from proceeds from loans payable – shareholders of $341,161, proceeds from loans payable – other of $55,870 and proceeds from sale of ordinary shares, Series B of $428,289.

As we have not realized any significant revenues since our inception, we have financed our operations through private offerings of debt and equity securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution except for that disclosed in Note 7 to the condensed consolidated financial statements.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next 12 months. At June 30, 2019, the Company had a working capital deficit of approximately $2,973,056 as compared to working capital deficit of approximately $2,219,800 at December 31, 2018. The increase of $753,256 in the Company’s working deficit from December 31, 2018 to June 30, 2019 was primarily the result of additional accounts payable and accrued expenses, additional loans received from a shareholder of the Company and an external party in order to fund operations of the Company.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein.

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

XTRIBE P.L.C.

October 15, 2019	By:	/s/ Enrico dal Monte
Enrico dal Monte,
Chief Executive Officer

